Form 10KSB
period 2005-12-31
North Shore Capital Advisors Corp.
filed 2006-03-29
CIK 1319647

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB


                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-51245

                         NORTH SHORE CAPITAL ADVISORS CORP.
                  (Exact Name of Company as Specified in Its Charter)

                         Delaware                     20-1354612
              (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)         Identification No.)

                  20 Marlin Lane, Port Washington, New York 11050
                 (Address of Principal Executive Offices) (Zip Code)

                      Company's telephone number: (516) 765-6220

Securities registered pursuant to Section 12(b) of the Act: None

     Securities  registered  pursuant to Section 12(g) of the Act:
     Common Stock, $0.0001 Par Value

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [  ].

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]      No  [  ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year: $15,100

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $1.00 paid to the registrant in recent sales of shares of common stock by third party investors in the past, it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $64,150.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 21, 2006, 282,350 shares of common stock, par value $.001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

OUR COMPANY

     North Shore Capital Advisors Corp. ("we" or "NSCA" or the "Company") is a financial services and management consulting firm which delivers hands-on business and financial consulting services including corporate advisory services, business development services, mergers & acquisitions, and divestitures, including business and asset valuations. Our focus is on small and emerging growth public and private companies that historically have not had the access to or resources to hire the larger, more established financial services and management consulting firms. As of the date hereof, the Company has only one part-time employee, its President, Steven Cohen. Mr. Cohen has substantial experience in the financial services industry, having spent over fifteen years at several major investment banking and financial services firms. See "Directors and Executive Officers, Promoters and Control Persons". The Company has three clients and, through December 31, 2005, has generated approximately $13,500 in revenues. The Company's activities for its clients to date include advising one client with respect to merger candidates, seeking investment opportunities for a second client and general advisory work for all three of its clients.

     Mergers - We assist private and public companies in merger transactions encompassing a spectrum of requirements from valuations and evaluation of the business and economic attractiveness of a potential merger partner to negotiations of definitive agreements.

     Acquisitions - We advise clients on acquisition strategies, evaluate corporate synergies and negotiate purchase agreements. Such acquisitions may take the form of stock or asset transactions. We use industry contacts and relationships, extensive databases and effective search concepts to identify potential acquisition targets that fit with a client's business and strategy.

     Sales and Divestitures - We also advise sellers of specific assets and companies. We prepare in-depth valuations, economic models, descriptive memoranda, research the marketplace for the most logical buyers, and work proactively with our clients' legal and tax advisors.

     Corporate Finance and Business Development - We identify and evaluate the strategic merits and financial attractiveness of potential strategic investments, new business ventures, capital sources and business combinations. We assist clients develop business and financial strategies and help them prepare business plans and corporate presentations.

     Business and Asset Valuations - We may provide clients and their owners with independent business and asset valuations with respect to the businesses of our clients. We will use proven financial methodologies that derive value, and incorporate cross functional reviews of relevant markets, operational capabilities and financial strengths and weaknesses.

     Since the beginning of 2005, NSCA has entered into financial services consulting agreements with its first three clients.

     We may seek acquisitions or mergers with other entities in our current area of business which are intended to enhance our value. In the event we are unable to identify suitable acquisition or merger candidates, we may elect to acquire or merge with an entity in a related or unrelated field. To date, we have not identified any potential businesses to acquire or merge with.

Industry Background

     All aspects of the Company's business are highly competitive. We compete in markets directly with numerous other firms in the areas of financial services and strategic advisory services, including investment banking firms, investment advisors, management and strategy consulting firms, and certain commercial banks.

     The financial services and management consulting industries have become considerably more concentrated as numerous firms have been acquired by or merged into other firms. This provides an opportunity for NSCA to provide consulting services to smaller and emerging growth companies, which services can generally not be provided on a cost-efficient basis by many of our larger competitors. However, these developments have increased competition from other firms, most of which have significantly greater equity capital than the Company. Legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several large commercial banks, insurance companies and other broad-based financial services firms have merged with other financial institutions. Most of these firms have far greater capital than the Company and have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their financial services and management consulting services with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in the Company's businesses.

Historical Operations


     NSCA was organized in the State of Delaware in 2004. Since its formation NSCA has raised an aggregate $83,350 from the sale of NSCA Stock to its founders and in a private placement which closed in February 2005 (the "Private Placement"). The Private Placement was effected pursuant to an exemption from registration set forth in Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). Prior to the commencement of the Company's Rule 504 Private Placement, the Company filed a Registration Statement on Form U-7 (the "Registration Statement") with the State of Nevada, which underwent review by the Securities Division of the Nevada Secretary of State, Pursuant to such review, the Company received and responded to comments with respect to the Registration Statement from the Securities Division and the Registration Statement was declared effective on October 13, 2004. At the time of the Private Placement, the Company was not:

1. subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

2.   an investment company; or

3. a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

     In addition, the Private Placement was for less than $1,000,000.

     Since the beginning of 2005, NSCA has entered into its first three financial services consulting agreements.

     NSCA believes that its business can grow in two ways. The first would be to expand internally by hiring more employees and entering into additional financial services consulting agreements. The second would be through acquisitions or mergers with other entities in its or related businesses. NCSA anticipates funding this growth through a combination of debt and public and private equity.


Financial Services Consulting Agreements

     As of the date hereof, NSCA has entered into financial services consulting agreements with three clients.

     On October 28, 2005, the Company amended and superseded its financial services consulting agreement (which agreement was originally entered into during July 2005) with The Telmarc Group, LLC ("Telmarc"), pursuant to which the Company, among other things, assists Telmarc in the development of its business plan and advises Telmarc with respect to investment opportunities. The Company will be paid an advisory fee of $300 per hour for each hour it provides services to Telmarc during the term of the agreement.

     On October 31, 2005, the Company amended and superseded its financial services consulting agreement (which agreement was originally entered into during February 2005) with Rivkalex Corp. ("Rivkalex"), pursuant to which the Company is acting as a consultant to Rivkalex in connection, among other things, with the development of its business plan, identifying and evaluating potential investments for Rivkalex and analyzing potential business development opportunities and business combinations. For its services, the Company is paid $500 per month plus $300 per hour in excess of one and one half hours per month for every hour of consulting services provided by the Company to Rivkalex during the term of the agreement.

     On November 1, 2005, the Company amended and superseded its financial services consulting agreement (which agreement was originally entered into during May 2005) with The Gorlin Companies ("TGC"). Pursuant to the agreement, among other things, the Company advises TGC and its portfolio companies on the development of their business plans and business strategies and helps them identify and analyze potential financings and business combinations. In consideration for such services, the Company is paid $1,000 per month and $300 per hour in excess of three hours per month for every hour of consulting services provided by the Company to TGC during the term of the agreement.

Compensation

     Under its existing contracts, NSCA is compensated on a flat hourly or monthly basis. We anticipate that our compensation on future contracts will be similarly structured. Since NSCA is not a registered broker-dealer, it does not and will not receive any compensation contingent on the success of NSCA's structuring, arranging or facilitating financing or any other transaction involving securities.

Selection of Business Opportunities

     NSCA anticipates that in the event that it is unable to grow internally, it may elect to seek a business opportunity. The selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help the Company find an acquisition candidate for the following reasons; facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the financial services and management consulting industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     NSCA will have limited capital with which to provide the owners of business entities with any cash or other assets.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, NSCA's officers and directors. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations; if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company after the business combination; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of services, or trades; name identification; and other relevant factors.



     With respect to negotiations with an acquisition or merger candidate, in addition to the other consideration discussed above, management will evaluate and consider the percentage of the Company which the other company's shareholders would acquire in exchange for their shareholdings in that company. In the event of such merger or acquisition, it can be expected to have a significant dilutive effect on the percentage of shares held by NSCA's shareholders at such time.


     We intend to develop a marketing team which we believe will be crucial to our future growth and success. The marketing team will be engaged full-time to develop our brand and image recognition. We have developed a web site and will participate in executive seminars, trade shows and market research. In addition, we intend to make presentations at seminars to improve our visibility.

Employees

     NSCA currently employs one person, its President. He devotes such amount of his business time as is necessary to fulfill NSCA's obligations under its contracts, which, it is estimated, will not exceed 50% of his business time until NSCA's business expands further.




     We may seek to acquire other businesses and to retain qualified professionals from such businesses. In addition, we intend to recruit qualified professionals from other financial services and management consulting organizations. We will use internal and external recruiting resources, employees' referrals and the Internet to attract new professionals.


Competition

     The financial services and management consulting marketplaces are highly competitive. Many of our competitors are much larger than us and have far greater resources than us and have been in business for a longer period than we have. Such competition includes McKinsey & Company and Accenture.

     The market for our services is subject to rapid change and increased competition from large existing companies, smaller existing companies and new entrants. However, we believe the market will continue to offer significant opportunity for multiple companies due to the ever-increasing need for financial services, particularly small and emerging growth public and private companies.

     We are a Delaware corporation with executive offices located at 20 Marlin Lane, Port Washington, New York 11050, telephone (516) 765-6220, facsimile (516) 706-8440.




RISK FACTORS

     The following factors should be considered carefully in evaluating NSCA and its business. Additional risks and uncertainties not presently known to us may also effect our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

         We Are Recently Formed.

     NSCA was incorporated on June 29, 2004. In February 2005, NSCA completed the Private Placement and since the beginning of 2005 NSCA has entered into financial services consulting agreements with its first three clients.



     We have limited Operating History and Revenues and Only Minimal Assets.

     We have limited operating history, limited revenues, and no earnings from operations to date. We have no significant assets or financial resources, except for the funds raised in the Private Placement, funds contributed by NSCA's founders and revenue from our three contracts. No assurance can be given that we will be able to develop our business or find a suitable merger or acquisition candidate.


     We depend on our senior management, which consists of only one part-time employee and his loss may adversely affect our business.

     We believe that our success will depend on the continued employment of Mr. Cohen, our sole Officer and Director who devotes only a portion of his time to the business of the Company. We will also need to hire additional members of senior management. This dependence is particularly important to our business since personal relationships are a critical element of obtaining and maintain client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons may be difficult to replace and our business could be seriously harmed. Accordingly our inability to hire any members of senior management, or the loss of one or more members of our senior management team, could impact our future revenue. In addition, if any of these key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients could not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.


     A loss of one of our clients could have a material adverse effect on our business.

     As of the date hereof, NSCA has financial services consulting agreements with three clients. The loss of any one of these clients could have a material adverse effect on our business and business prospects.


         We must recruit and retain qualified professionals to succeed in our labor-intensive business.


     Our future success will depend in large part on our ability to recruit and retain qualified professional personnel. Qualified professionals are in demand and are likely to remain a limited resource in the foreseeable future. Any inability to recruit and retain a sufficient number of qualified employees could hinder the growth of our business.

         Potential future acquisitions could be difficult to integrate and could, therefore, adversely affect our operating results.

     One of our strategies for growth is the acquisition of businesses. Currently, we do not have any acquisitions pending. We may not be able to find and consummate acquisitions on terms and conditions reasonably acceptable to us. The acquisitions we do undertake may involve a number of special risks, including: Diversion of management's attention; Potential failure to retain key acquired personnel; Assumptions of unanticipated legal liabilities and other problems; Difficulties of integrating systems, operations and cultures; and Amortization of acquired intangible assets.


     Our failure to successfully manage future acquisitions could seriously harm our operating results. It is anticipated that acquisitions will be funded through a combination of cash from operations or from debt or equity financings and/or by the issuance of NSCA Stock directly to the acquired entity or its shareholders.


         We may not be able to protect our confidential information and proprietary rights.

     While we  intend  to  require  our  employees  to  execute  confidentiality agreements, we cannot assure that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our proprietary information, our business could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

     Competition   in  the   financial   services  and   management   consulting
marketplaces is strong.

     The market for our services is subject to intense competition from large existing players, smaller existing players and new entrants. Many of these competitors have much greater resources then us.



         Current Management Devotes Limited Time to Company.

     Management anticipates devoting only part of its time to the business of the Company. The Company's only officer is Steven Cohen, President, Secretary and Treasurer. Mr. Cohen has a written employment agreement with the Company but will not receive any compensation thereunder until annualized revenue of NSCA exceeds $500,000, on a quarterly basis. The Company has not obtained key man life insurance on Mr. Cohen. Notwithstanding the limited time commitment of management, loss of the services of Mr. Cohen would adversely affect development of the Company's business.

         Lack of Public Market For Our Common Stock.

     There has previously been no public market for our common stock, and our stockholders may not be able to resell their shares at or above the price at which they purchased their shares, or at all.

     An active public market for our common stock may not be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control.


     These factors include competitors entering the financial services or management consulting market; changes in earnings estimates or recommendations by securities analysts, developments in our industry, and general market conditions and other factors, including factors unrelated to our own operating performance.



     The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.


     Several Principal Shareholders will continue to have substantial control over the Company after the Offering.


     Six principal shareholders (including our President) own 218,200 shares of Common Stock, which represents 77.3% of the outstanding NSCA Stock. Consequently, they will be able to control the direction of the Company. These shareholders also own 772,800 warrants to purchase NSCA Stock at an exercise price of $0.12 per share. These shareholders have agreed to escrow their shares pursuant to an escrow agreement (the "Escrow Agreement") until the earlier of
(i) February 10, 2008 or (ii) the date on which the closing price of the shares of NSCA Stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days. While in escrow the holders will be able to vote such securities but may not sell them. The warrants owned by these shareholders are not exercisable until the date on which the closing price of the shares of NSCA's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

     Reporting requirements may delay or preclude acquisition.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by NSCA. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         NSCA's officers and directors have limited liability and have indemnity rights which may discourage stockholders from bringing an action against them.

     NSCA's Certificate of Incorporation provides that NSCA will indemnify its officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer's or director's respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. NSCA's Certificate of Incorporation also provides for the indemnification by it of its officers and directors against any losses or liabilities incurred as a result of the manner in which the officers and directors operate NSCA's business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of NSCA and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. The existence of these provisions may discourage holders of NSCA Stock from bringing an action against management because NSCA may be responsible for paying all costs associated therewith, which could negatively impact the value of the NSCA Stock.

     Lack of Dividends

     NSCA has not paid any dividends on the NSCA Stock and does not anticipate paying cash dividends in the foreseeable future. NSCA intends to retain any earnings to finance the growth of its business. Management of NSCA cannot assure you that NSCA will ever pay cash dividends. Accordingly, holders of NSCA Stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

ITEM 2.  DESCRIPTION OF PROPERTIES


     NSCA has no properties and at this time has no agreements to acquire any properties. NSCA currently uses the office of its management at no cost. Management has agreed to continue this arrangement until such time as NSCA requires larger space. Management believes that office space will be available at reasonable rents when such space is needed.


ITEM 3.  LEGAL PROCEEDINGS


     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


     As of the date hereof, none of NSCA's securities are traded on any public market. We intend to explore the possibility of causing the Common Stock to be admitted for quotation on the Over the Counter Electronic Bulletin Board (the "OTCBB"); however, management of NSCA cannot assure you that it will pursue such course of action, that it will identify a broker to sponsor such listing, that the common stock will be admitted for trading or if admitted for trading that a liquid market for the securities ever will develop.

     As of March 21, 2006, there were approximately 119 holders of record of NSCA's common stock.

     We currently intend to retain all available earnings, if any, generated by our operations. Accordingly, we do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of dividends will be in the discretion of our Board of Directors and will be dependent upon NSCA's results of operations, financial condition and other factors deemed relevant by our Board.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of December 31, 2005, NSCA had net working capital of approximately $40,181. For the year ended December 31, 2005 we had revenues of $15,100 as compared to revenues of $3 for the period from June 29, 2004 (inception) to December 31, 2004. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the year ended December 31, 2005 were $46,361, as compared to $11,911 for the period from inception to December 31, 2004. The increase in expenses is primarily attributable to increased legal and accounting expenses. For the year ended December 31, 2005, our net loss from operations was $(31,261), as compared to a net loss from operations of $(11,908), for the period from inception to December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement. In addition, our principal stockholder has agreed to lend the Company up to $25,000. No such borrowings are currently outstanding under this agreement. We anticipate that as we expand, additional funds will be required.

     We may seek to borrow funds from banks or other lending institutions although we currently have no commitments for any such borrowings and no assurance can be given that any such commitments will be obtained on terms acceptable to us.

     In addition we may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

ITEM 7.  FINANCIAL STATEMENTS

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Silverstein & Weiss ("S&W") previously audited our financial statements for the year ended December 31, 2004. S&W's report for this period did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change auditors was approved by our sole Director and was made because S&W was not registered with the Public Company Accounting Oversight Board ("PCAOB") and thus cannot act as an auditor of a public company. S&W resigned because it was not registered with the PCAOB. Such resignation was effective on March 23, 2005. On March 23, 2005, we appointed Raich Ende Malter
& Co., LLP ("Raich Ende") to serve as our new independent auditor.

     In connection with the audit for the year ended December 31, 2004 there were no disagreements or reportable events between us and S&W on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of S&W, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

ITEM 8A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of its Principal Executive Officer (who is also its Principal Financial and Accounting Officer), has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

ITEM 8B.  OTHER INFORMATION

         None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECION 16(a) OF THE EXCHANGE ACT

     The following table lists, as of December 31, 2005, NSCA's directors, executive officers and key employees, as well as promoters and control persons of NSCA:

NAME               AGE              TITLE

Steven Cohen        43              President, Treasurer, Secretary & Director

     Mr. Cohen is the President of NSCA and a Principal of Gold Coast Advisors, LLC, an independent, fee-based registered investment advisory firm headquartered in New York. Gold Coast Advisors began operations in 2002 and provides comprehensive wealth management services to high net worth individuals. From May, 2002 to April, 2004, Mr. Cohen was also Senior Vice President - Head of Sales & Marketing at TradingLab, Inc., the structured products subsidiary of Italian Bank UniCredito Italiano. From 2001 to May 2002, Mr. Cohen was a financial advisor at AXA Advisors, LLC, a financial planning and investment firm. From 1999 to 2001, Mr. Cohen was President and Co-founder of eFrontiers, Inc., a startup Internet wealth management firm. eFrontiers filed for protection under Chapter 7 of the U.S. Bankruptcy Code in December 2000. Mr. Cohen was a Vice President at Morgan Stanley Asset Management from 1998 to 1999 and from 1996 to 1998 was a Vice President - Product Development / Mergers & Acquisitions at Prudential Investments. Prior to Prudential, Mr. Cohen worked in Business Development and Product Marketing at Lehman Brothers. He received his B.S. in Finance and Accounting from the University of Buffalo in 1985 and a Masters in Business Administration (MBA) in Finance from New York University in 1992. Mr. Cohen is a Certified Financial Planner (CFP) and a Certified Public Accountant
(CPA) and holds NASD Series 7, 24, 63 and 65 licenses.

     Mr. Cohen engages in other business activities. Accordingly, he will not devote his entire efforts or time to the affairs of NSCA. Currently, he devotes such amount of his business time to the affairs of NSCA as is necessary to fulfill it obligations, which, it is estimated, will not exceed 50% of his business time until NSCA's business expands further.

Control Person

     Dov Perlysky, age 42, is the managing member of Nesher LLC, the manager of Krovim, LLC, which owns 39% of the Company's outstanding common stock. He has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the Private Client Group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund and a director of Pharma-Bio Serv, Inc., a pharmaceutical consulting company.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

Committees Of The Board

     The Board does not have an audit, nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

     We expect that at such time as the business grows we will formulate appropriate committees of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Since NSCA only became a reporting company under The Securities Exchange Act of 1934 in January 2006, there were no reporting obligations.

Code Of Ethics

     NSCA has not adopted a code of ethics. Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently believes that, due to the fact that we only have one part-time employee such a Code of Ethics is unnecessary at this time.


ITEM 10.  EXECUTIVE COMPENSATION


     To date no compensation has been paid to Mr. Cohen. In February 2005, Mr. Cohen entered into an employment agreement (the "Cohen Agreement") with NSCA. This agreement has an initial term of three years and provides that Mr. Cohen will receive compensation of $50,000 per annum once NSCA's annualized revenues exceed $500,000 on a quarterly basis. The Cohen Agreement does not require Mr. Cohen to devote his full time and effort to our business. In addition in July 2004 the Company entered into a bonus agreement ("Bonus Agreement") with Mr. Cohen which provides that if Mr. Cohen first introduces an entity to the Company that results in a merger with the Company, the Company will issue, at the closing of the merger, to Mr. Cohen five year warrants to purchase 200,000 of Common Stock at an exercise price of $1.00 per share.



Compensation Of Directors

     Directors do not receive any direct or indirect compensation for serving in such capacity. We will reimburse directors for all reasonable costs and expenses incurred in connection with attending or participating in meetings of the Board.

Employment Agreements

     Other than the Cohen Agreement and the Bonus Agreement, we are not party to any employment agreements with management.

Stock Based Compensation

     We do not have a stock option or compensation plan and have never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 21, 2006, regarding the beneficial ownership of common stock by (1) each director and officer of NSCA; (2) each person or group known by NSCA to beneficially own 5% or more of the outstanding shares of common stock; and (3) all executive officers and directors of NSCA as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

NAME AND ADDRESS                AMOUNT OF                          PERCENTAGE OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP (1)                 OUTSTANDING
                                                                SHARES OWNED (2)
-------------------------  ---------------------               ----------------
Steven Cohen                  10,000 shares (3)                           3.5%
20 Marlin Lane
Port Washington, New York 11050

Krovim LLC                    110,000 shares (3)                          39.0%
Nesher LLC, Manager
Dov Perlysky, Member (4)
P.O. Box 339
Lawrence, New York 11559

Alison Bell                    20,000 shares (3)                           7.1%
1035 Fifth Avenue
New York, New York 10028

Rosalind Davidowitz            25,000 shares                               8.9%
7 Sutton Place South
Lawrence, New York 11556

Pamela Turkel                  25,100 shares (3)                           8.9%
440 East 23rd Street
New York, New York 10010

Pamela Katz                    28,100 shares (3)                           9.95%
One Leeds Drive
Port Washington, New York 11050


All officers and directors
as a group (1 person)          10,000 shares (3)                           3.5%

     -----------

(1) The shares set forth in this chart are being held in escrow until the earlier of (i) February 10, 2008 or (ii) the date on which the closing price of the shares of NSCA Stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

(2)  Based on a total of 282,350 shares outstanding as of March 21, 2006.

(3) Does not include warrants to purchase 40,000, 440,000, 112,400, 100,400 and 80,000 shares of common stock beneficially owned by Mr. Cohen, Krovim LLC, Mrs. Katz, Mrs. Turkel and Mrs. Bell, respectively, each at an exercise price of $0.12 per share. These warrants are are not exercisable until the date on which the closing price of the shares of NSCA's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

(4) All of such shares are owned by Krovim LLC. Mr. Perlysky is the managing member of the manager of Krovim LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has issued 110,000 shares of its Common Stock and warrants to purchase an additional 440,000 shares of Common Stock at $0.12 per share to Krovim LLC in exchange for an aggregate of $550. In addition, Krovim has agreed to loan the Company up to $25,000. Any borrowings under this agreement will bear interest at the rate of prime plus 2% per annum. No such borrowings are currently outstanding.

     The Company sold (i) 10,000 shares of Common Stock and 40,000 Warrants to its President, Steven Cohen, in exchange for an aggregate of $50; (ii) 28,100 shares of Common Stock and 112,400 Warrants to Mrs. Katz in exchange for an aggregate of $140, (iii) 25,100 shares of Common Stock and 100,400 Warrants to Mrs. Turkel in exchange for an aggregate of $125.50 and (iv) 20,000 shares of Common Stock and 80,000 Warrants to Mrs. Bell in exchange for an aggregate of $100.

     In July, 2004, the Company sold 25,000 shares of Common Stock to Ms. Davidowitz in exchange for $2,000 in cash and a note in the amount of $23,000 (the "Note"). The Note was paid in full in February, 2005. Ms. Davidowitz is the sole owner of Rivkalex, one of the Company's clients.



ITEM 13.  EXHIBITS


DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
-------
3.1      Certificate of Incorporation of NSCA*
3.2      Bylaws of NSCA*
4.1      Form of Warrant*
10.1     Financial Services Consulting Agreement between NSCA
         and The Telmarc Group, LLC*
10.2     Financial Services Consulting Agreement between NSCA
         and Rivkalex Corp.*
10.3     Employment Agreement between NSCA and Steven Cohen*
10.4     Agreement between NSCA and Steven Cohen*
10.5     Agreement between NSCA and The Gorlin Companies*
10.6     Letter Agreement between NSCA and Krovim LLC dated June 18, 2005*
10.7     Escrow Agreement among NSCA and the founding stockholders of NSCA
16       Letter from Silverstein & Weiss to NSCA*
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002


* previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2005 and December 31, 2004 by our independent auditors:

                                  December 31, 2005          December 31, 2004
                                   -----------------       ----------------
(i)      Audit Fees                 $  24,503                  $  3,120
(ii)     Audit Related Fees         $       0                  $      0
(iii)    Tax Fees                   $     320                  $    380
(iv)     All Other Fees             $       0                  $      0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2005 or 2004.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

     Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     NSCA's policy is that the NSCA's auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of our outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.

     NSCA currently does not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2006
                          NORTH SHORE CAPITAL ADVISORS CORP.

                      /s/ Steven Cohen
                          Steven Cohen
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                                        Date
/s/ Steven Cohen   Chief Executive Officer,
Steven Cohen       Chief Financial Officer and Director    March 29, 2006




EXHIBIT 31.1
              CERTIFICATION

I, Steven Cohen, certify that:

     1. I have reviewed this annual report on Form 10-KSB of North Shore Capital Advisors Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of North Shore Capital Advisors Corp. as of and for, the periods presented in this annual report;

     4. North Shore Capital Advisors Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for North Shore Capital Advisors Corp. and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to North Shore Capital Advisors Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of North Shore Capital Advisor Corp.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in North Shore Capital Advisor's internal control over financial reporting that occurred during its most recent fiscal quarter (North Shore Capital Advisors Corp.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, North Shore Capital Advisor Corp.'s internal control over financial reporting.

     5. North Shore Capital Advisor Corp.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to North Shore Capital Advisor Corp.'s auditors and the audit committee of North Shore Capital Advisor Corp.'s board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect North Shore Capital Advisor Corp.'s ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in North Shore Capital Advisor Corp.'s internal control over financial reporting.

Date: March 29, 2006


/s/ Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                       NORTH SHORE CAPITAL ADVISORS CORP.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.

/s/  Steven Cohen
     Steven Cohen
     Chief Executive Officer and Chief Financial Officer

March 29, 2006

              NORTH SHORE CAPITAL ADVISORS CORP. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of North Shore Capital Advisors Corp.
Port Washington, New York 11050

     We have audited the accompanying statements of financial condition of North Shore Capital Advisors Corp. as of December 31, 2004 and 2005, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from June 29, 2004 (inception) through December 31, 2004 and the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital Advisors Corp. as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the periods from June 29, 2004 (inception) through December 31, 2004 and the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
    East Meadow, New York
    March 27, 2006

                          North Shore Capital Advisors Corp.
                          Statements of Financial Condition


                                                     As of December 31,
                                                   ------------------

                                                2004                  2005

                                            -------------        -------------

 ASSETS

CURRENT ASSETS

   CASH                                         $ 1,794             $ 46,718
   ACCOUNTS RECEIVABLE                                                 5,000
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                              1,794               51,718
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 10,702             $ 11,537
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 225,000
 SHARES as of December 31, 2004
 AND 282,350 SHARES as of December 31, 2005          23                   28

 ADDITIONAL PAID IN CAPITAL                      25,977               83,322

 COMMON STOCK SUBSCRIPTION RECEIVABLE           (23,000)

 ACCUMULATED DEFICIT                            (11,908)             (43,169)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (8,908)              40,181
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,794             $ 51,718
  (DEFICIENCY)                               ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations




                           For the period from                  For the
                        June 29, 2004 (inception)             Year Ended
                           through  December 31, 2004        December 31, 2005

                          -----------------------------------------------------

REVENUES:
 CONSULTING INCOME                              -                 $   13,500
 INTEREST INCOME                      $         3                      1,600
                                     -----------------         ---------------
TOTAL REVENUES
                                                3                     15,100


GENERAL & ADMINISTRATIVE EXPENSES          11,911                     46,361
                                     -----------------         ----------------

NET LOSS                            $     (11,908)                $  (31,261)
                                     -----------------         ----------------
                                     -----------------         ----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $       (0.05)                 $   (0.11)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED       221,892                    276,065
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                  North Shore Capital Advisors Corp.
         Statements of Changes in Stockholders' Equity (Deficiency)
                          For the period from
               June 29, 2004 (inception) through December 31, 2004
                    and for the year ended December 31, 2005


                                                                                      COMMON
                                                                      ADDITIONAL      STOCK                               TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN      SUBSCRIPTION       ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL      RECEIVABLE            DEFICIT         EQUITY
                                                                                                                       (DEFICIENCY)
                     --------          -------    --------------      -----------    ---------------      ----------    -----------
                   Shares Amount      Shares Amount  Shares
                     ---  ------     ------  ------  ------

BALANCE-
June 29, 2004         -   $-            -    $-       -                     $-             $-                 $-             $-

ISSUANCE OF COMMON
STOCK AND WARRANTS                 225,000   23     800,000              25,977        (23,000)                           3,000


NET LOSS                                                                                                  (11,908)       (11,908)

                    ----------------------------------------------------------------------------------------------------------------
BALANCE-
December 31, 2004     -    -       225,000   23     800,000              25,977        (23,000)           (11,908)        (8,908)

ISSUANCE
OF COMMON STOCK       -    -        57,350    5                          57,345                                           57,350

PROCEEDS FROM
COMMON STOCK
SUBSCRIPTION
RECEIVABLE                                                                              23,000                            23,000


NET LOSS                                                                                                  (31,261)       (31,261)

                      ------------------------------------------------------------------------------------------------------------
BALANCE-
December 31, 2005     -   $-      282,350   $28    800,000               $83,322           -               $(43,169)     $40,181
                     ---  ---     --------  ----   ---------             ---------       --------          ----------     ---------
                     ---  ---     --------  ----   ---------             ---------       --------          ----------     ---------








                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                        Statements of Cash Flow
                    For the period from June 29, 2004
                    (inception) through December 31, 2004
                   and for the year ended December 31, 2005



                                    Period from June            For the Year
                                    29, 2004 (inception)      ended December 31,
                                    through December 31, 2004       2005

                                   --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                    $ (11,908)               $(31,261)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                                                    (5,000)
Accrued Liabilities                            10,702                     835
                                         ---------------         --------------

NET CASH USED IN OPERATING ACTIVITIES        $ (1,206)               $(35,426)
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock          3,000                  57,350
Proceeds from stock subscription receivable                            23,000
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       3,000                  80,350
                                        ---------------          --------------


NET INCREASE IN CASH                          $ 1,794                $ 44,924

CASH -- beginning of period                         0                 $ 1,794
                                        ---------------          --------------

CASH --  end of period                        $ 1,794                $ 46,718
                                        ----------------         --------------


Supplemental disclosures of cash flow information:
Non-cash financing activities:
   Subscription receivable                   $23,000
                                       ===============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                       NORTH SHORE CAPITAL ADVISORS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     North Shore Capital Advisors Corp. (the "Company") was organized under the laws of the State of Delaware on June 29, 2004 to offer consulting and financial services. In 2005, the Company entered into its first financial services consulting agreements. The Company's clients are currently located in New York, New Jersey and Florida.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance.

         Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

         Revenue Recognition

     The Company recognizes revenue from its financial consulting agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. No up-front fees are received and consequently, the Company is not required to defer revenue.

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2005, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which modified the calculation of earnings per share ("EPS"). This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive. Accordingly, basic and dilutive loss per share are the same for the Company.


Loss Per Share

                         Period from
                        June 29, 2004               For the
                        (inception) to             Year Ended
                       December 31, 2004         December 31, 2005

           Basic         $ (0.05)                      $ (0.11)

           Diluted         (0.05)                        (0.11)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2004 and December 31, 2005, the Company had net operating loss carryforwards of $11,908 and $43,169, respectively, available to reduce future taxable income expiring through 2025. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $5,001 and $18,131 has been fully reserved as of December 31, 2004 and December 31, 2005, respectively. The Company's valuation allowance increased by $13,130 during 2005. A reconcilliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:



                                   For the period
                                    June 29, 2004
                                     (inception)
                                       through                 For the Year ended
                                   December 31, 2004           December 31, 2005
                                 -----------------          -----------------------

 Loss before income taxes         $11,908                     $31,261
                                  --------                    -------
                                  --------                    -------

Computed tax benefit at
statutory rate:

Federal                          ($4,049)     (34%)           ($10,629)      (34%)

State                               (952)      (8%)             (2,501)       (8%)

Net Operating Loss
Valuation allowance                 5,001      42%              13,130         42%
                                   -------   ------            --------      ------

Total tax benefit                    $ -       -%                $ --           -%

                                   -------   ------            --------      -------
                                   -------   ------            --------      -------


NOTE C - CAPITAL TRANSACTIONS

     On July 1, 2004, the Company issued 200,000 shares of common stock and 800,000 warrants in exchange for $1,000. Management allocated $800 of the purchase price to the warrants. The warrants are exercisable at $0.12 per share and expire on July 1, 2014. The warrants are not exercisable until the date on which the closing price of the shares of the Company's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

     On July 14, 2004, 25,000 shares were sold for $1.00 per share. The Company received cash of $2,000 in 2004 and issued a note receivable for $23,000. On February 1, 2005, the subscription receivable was satisfied by the receipt of $23,000 in cash.

     On February 10, 2005, the Company completed a private placement of 57,350 shares of common stock at $1.00 per share.

     Six principal shareholders (including the Company's President) own 218,200 shares of Common Stock. These shareholders have agreed to escrow their shares until the earlier of (i) February 10, 2008 or (ii) the date on which the closing price of the shares of the Company's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days. While in escrow, the holders will be able to vote such securities but may not sell them.

NOTE D - RELATED PARTY TRANSACTIONS

     Krovim, LLC, a principal stockholder of the Company, has agreed to loan the Company up to $25,000. Any borrowings under this agreement will bear interest at the rate of prime plus 2% per annum. No such borrowings are currently outstanding.

     The Company utilizes the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. The Company's subscription receivable of $23,000 at December 31, 2004, as further discussed in Note C, was due from this shareholder.

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On February 7, 2005, the Company entered into a three year employment agreement with its president, which shall be extended from year to year after the initial term. The president shall not be entitled to any cash compensation from the Company for his services until the Company's annualized revenues exceed $500,000 on a quarterly basis. At such time, the president shall be entitled to receive a salary of $50,000 per annum. In addition, in July, 2004, the Company entered into a bonus agreement ("Bonus Agreement") with Mr. Cohen which provides that if Mr. Cohen first introduces an entity to the Company that results in a merger with the Company, the Company will issue, at the closing of the merger, to Mr. Cohen five year warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.


     As of December 31, 2005, one of the Company's clients accounted for approximately 60% of the Company's accounts receivable and another client accounted for the balance. All of the Company's consulting income in 2005 is from these two clients.