Form 10QSB
period 2006-03-31
North Shore Capital Advisors Corp.
filed 2006-05-15
CIK 1319647

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                  Commission File No. 000-51245

                  NORTH SHORE CAPITAL ADVISORS CORP.

        (Name of small business issuer as specified in its charter)


                                                           20-1354612
                            Delaware                   (I.R.S. Employer
                    _______________________           Identification No.)
                    (State of Incorporation)



                 20 Marlin Lane
                 Port Washington, New York  11050
            ________________________________________
            (Address of principal executive offices)



                      516/765-6220
                ___________________________
                (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

     [ X ] yes        [   ] no



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of May 1, 2006 was 282,350.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                           NORTH SHORE CAPITAL ADVISORS CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED MARCH 31, 2006


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Statements of Financial Condition
       as of March 31, 2006 (Unaudited)
       and December 31, 2005                                             3

       Statements of Operations for the three
       months ended March 31, 2005 and 2006 (Unaudited)                  4

       Statements of Cash Flows for the three
       months ended March 31, 2005 and 2006 (Unaudited)                  5

       Notes to Financial Statements (Unaudited)                         6

Item 2 - Management's Discussion and Analysis or Plan of Operation       8

Item 3 - Controls and Procedures                                         9

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3 - Defaults upon Senior Securities                                 9

Item 4 - Submission of Matters to a Vote of Security Holders             9

Item 5 - Other Information                                               9

Item 6 - Exhibits and Reports on Form 8-K                               10

        Signatures                                                      11

                         North Shore Capital Advisors Corp.
                         Statements of Financial Condition

                                              As of                  As of
                                        December 31, 2005        March 31, 2006
                                                                  (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 46,718            $ 37,935
   ACCOUNTS RECEIVABLE                            5,000               1,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $ 51,718            $ 39,435
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 11,537             $ 12,924
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 282,350 SHARES
 AS OF December 31, 2005, AND                        28                   28
 March 31, 2006

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322

 ACCUMULATED DEFICIT                            (43,169)             (56,839)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      40,181               26,511
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $51,718             $ 39,435
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                    March 31, 2005             March 31, 2006
                                    ------------------       ----------------
REVENUES:

 CONSULTING INCOME                     $  1,000                $   4,500
 INTEREST INCOME                            291                      360
                                    ------------------        ---------------
TOTAL REVENUES                         $  1,291                    4,860



GENERAL & ADMINISTRATIVE EXPENSES:     $ 11,115                   18,530
                                    -------------------       ---------------

NET LOSS                               $ (9,824)             $   (13,670)
                                    -------------------       ---------------
                                    -------------------       ---------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                      $  (0.04)             $     (0.05)
                                    -------------------       ---------------
                                    -------------------       ---------------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED    256,224                  282,350
                                    -------------------       ---------------
                                    -------------------       ---------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                         Statements of Cash Flow
                              (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                            March 31, 2005      March 31, 2006
                                          ------------------   ----------------





CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $  (9,824)            $(13,670)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (1,000)               3,500
Accrued Liabilities                               2,760                1,387
                                              --------------      -----------


NET CASH USED IN OPERATING ACTIVITIES         $  (8,064)            $ (8,783)
                                              --------------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           57,350                   --
Proceeds from Common Stock
 subscription receivable                         23,000                   --
                                              --------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        80,350                   --
                                              --------------     ------------


NET INCREASE (DECREASE) IN CASH               $  72,286              $ (8,783)
CASH - beginning of period                        1,794                46,718
                                              --------------     ------------

CASH - end of period                          $  74,080              $ 37,935
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.

                         Notes to Financial Statements

                               March 31, 2006

                                   (Unaudited)

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as at March 31, 2006, and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2005.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of March 31, 2006 and December 31, 2005, no allowance is deemed necessary.

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

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share", which modified the calculation of earnings per share ("EPS"). This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been anti-dilutive. Accordingly, basic and dilutive loss per share are the same for the Company.


Loss Per Share
                                 For the three months ended
                                 __________________________


                            March 31, 2005           March 31, 2006
                           _______________           _______________

           Basic               $ (0.04)                  $ (0.05)
                               ________                  ________
                               ________                  ________


           Diluted             $ (0.04)                  $ (0.05)
                               ________                  ________
                               ________                  ________




NOTE B - CAPITAL TRANSACTIONS

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

NOTE C - RELATED PARTY TRANSACTIONS

     Krovim, LLC, a principal stockholder of the Company, has agreed to loan the Company up to $25,000. Any borrowings under this agreement will bear interest at the rate of prime plus 2% per annum. No such borrowings have ever been made and none are currently outstanding.

     The Company utilizes the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. For the three months ended March 31, 2005 and 2006, this related party accounted for $1,000 and $1,500 of the Company's revenues, respectively. At March 31, 2005 and 2006, the Company had accounts receivable outstanding from this related party of $1,000 and $500, respectively.

NOTE D - COMMITMENTS

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


NOTE E - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.


     As of March 31, 2006, one of the Company's clients accounted for approximately 67% of the Company's accounts receivable and another client accounted for the balance. All of the Company's consulting income in the three months ended March 31, 2006 is from these two clients, one of whom accounted for all of the Company's revenues and all accounts receivable for the three months ended March 31, 2005 and 33% of total revenues and 33% of accounts receivable for the three months ended March 31, 2006.



Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of March 31, 2006, NSCA had net working capital of approximately $26,511. For the three months ended March 31, 2006 we had revenues of $4,860 as compared to revenues of $1,291 for the three months ended March 31, 2005. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the three months ended March 31, 2006 were $18,530, as compared to $11,115 for the three months ended March 31, 2005. The increase in expenses is primarily attributable to increased legal and accounting expenses. For the three months ended March 31, 2006, our net loss from operations was $(13,670), as compared to a net loss from operations of $(9,824) the three months ended March 31, 2005.

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

Risk Factors and Forward Looking Statements

     The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

     For other risk factors relating to the Company see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.


Item 3.  Controls and Procedures


     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective, for a company of this size, to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  Pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002


EXHIBIT 31.1
                                 CERTIFICATION

I, Steven Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of North Shore Capital Advisors Corp. ("North Shore");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of North Shore as of and for, the periods presented in this quarterly report;

4. North Shore's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for North Shore and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to North Shore, or caused such disclosure controls and procedures to be disclosed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of North Shore's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d. Disclosed in this report any change in North Shore's internal control over financial reporting that occurred during North Shore's most recent fiscal quarter (North Shore's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, North Shore's internal control over financial reporting.

5. North Shore's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to North Shore's auditors and the audit committee of North Shore's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect North Shore's ability to record, process, summarize and report financial data; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in North Shore's internal control over financial reporting.

Date: May 15, 2006


/s/Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    NORTH SHORE CAPITAL ADVISORS CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




/s/ Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer

May 15, 2006

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORTH SHORE CAPITAL ADVISORS CORP.


                         /s/ Steven Cohen
                            --------------------------------------
                            Steven Cohen
                            Chief Executive Officer and Chief Financial Officer


Dated:  May 15, 2006