Form 10QSB
period 2006-09-30
North Shore Capital Advisors Corp.
filed 2006-11-09
CIK 1319647

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of November 1, 2006 was 282,350.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                           NORTH SHORE CAPITAL ADVISORS CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED September 30, 2006


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Statements of Financial Condition
       as of September 30, 2006 (Unaudited)
       and December 31, 2005                                             3

       Statements of Operations for the three and nine
       months ended September 30, 2005 and 2006 (Unaudited)              4

       Statements of Cash Flows for the  nine
       months ended September 30, 2005 and 2006 (Unaudited)              5

       Notes to Financial Statements (Unaudited)                         6

Item 2 - Management's Discussion and Analysis or Plan of Operation       8

Item 3 - Controls and Procedures                                         9

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3 - Defaults upon Senior Securities                                 9

Item 4 - Submission of Matters to a Vote of Security Holders             9

Item 5 - Other Information                                               9

Item 6 - Exhibits and Reports on Form 8-K                               10

        Signatures                                                      11

                         North Shore Capital Advisors Corp.
                         Statements of Financial Condition

                                              As of                As of
                                        December 31, 2005    September 30, 2006
                                                                  (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 46,718            $ 29,727
   ACCOUNTS RECEIVABLE                            5,000               1,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $ 51,718            $ 31,227
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 11,537             $  6,265
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 282,350 SHARES
 AS OF December 31, 2005, AND                        28                   28
 September 30, 2006

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322

 ACCUMULATED DEFICIT                            (43,169)             (58,388)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      40,181               24,962
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $51,718             $ 31,227
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations
                                  (Unaudited)



                                  Three months ended                      Nine months ended
                                 -------------------                      -----------------
                     September 30, 2005   September 30, 2006      September 30, 2005    September 30, 2006
                     ------------------   ------------------      ------------------    ------------------


REVENUES:

  CONSULTING INCOME       $  4,500            $  4,500                  $  9,000            $ 14,500
  OTHER INCOME                 474                 114                     1,283                 757
                          ----------         ------------             -----------          ------------
  TOTAL REVENUES          $  4,974            $  4,614                  $ 10,238            $ 15,257

General and Administrative
Expenses                    13,309               5,985                    40,059              30,476
                          ----------         ------------             -----------          ------------
     NET LOSS            $  (8,335)           $ (1,371)                 $(29,821)           $(15,219)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

LOSS PER COMMON SHARE
BASIC AND DILUTED        $   (0.03)           $  (0.00)                $  (0.11)            $  (0.05)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED    282,350             282,350                  273,916              282,350
                         -----------         ------------             -----------          ------------
                         -----------         ------------             -----------          ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS




                   North Shore Capital Advisors Corp.
                         Statements of Cash Flow
                              (Unaudited)


                                                NINE MONTHS ENDED
                                                ------------------
                                        September 30, 2005    September 30, 2006
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $ (29,821)            $(15,219)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (7,000)               3,500
Accrued Liabilities                                (546)              (5,272)
                                              --------------      -----------


NET CASH USED IN OPERATING ACTIVITIES         $ (37,367)            $(16,991)
                                              --------------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           57,350                  ---
Proceeds from Common Stock
 subscription receivable                         23,000                  ---
                                              --------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        80,350                  ---
                                              --------------     ------------


NET INCREASE (DECREASE) IN CASH               $  42,983              $(16,991)
CASH - beginning of period                        1,794                46,718
                                              --------------     ------------

CASH - end of period                          $  44,777              $ 29,727
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.

                         Notes to Financial Statements

                           September 30, 2006

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2005 and 2006 and cash flows for the nine months ended September 30, 2005 and 2006. The results of operations for the three and nine months ended September 30, 2005 and 2006 are not necessarily indicative of the results to be expected for the full year. The December 31, 2005 information has been derived from the audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2005.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of September 30, 2006 and December 31, 2005, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2005 and September 30, 2006, the entire deferred tax asset, which arises from the Company's net operating loss carryforwards, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carryforwards will be realized in the future.

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



                        Three months ended                      Nine months ended
                       -------------------                       ----------------
            September 30, 2005  September 30, 2006      September 30, 2005   September 30, 2006
            ------------------  ------------------      ------------------   ------------------

   Basic       $ (0.03)              $ (0.00)                $ (0.11)            $ (0.05)

   Diluted     $ (0.03)              $ (0.00)                $ (0.11)            $ (0.05)







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

     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. For the nine months ended September 30, 2005 and 2006, this related party accounted for $4,000 and $4,500 of the Company's revenues (44% and 31%), respectively. In each of the quarters ended September 30, 2005 and 2006, such revenues were $1,500 (33%). At September 30, 2005 and 2006, the Company had accounts receivable outstanding from this related party of $2,000 and $500 (29% and 33% of receivables), respectively.

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


     As of September 30, 2006, one of the Company's clients accounted for approximately 67% of the Company's accounts receivable and another client accounted for the balance. 93% of the Company's consulting income in the nine months ended September 30, 2006 is from these two clients, one of whom accounted for 56% and 62% of the Company's revenues for the nine months ended September 30, 2005 and 2006, respectively, and 71% and 67% of accounts receivable as of September 30, 2005 and 2006, respectively.



Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of September 30, 2006, NSCA had net working capital of $24,962. For the three and nine months ended September 30, 2006 we had revenues of $4,614 and $15,257 respectively, as compared to revenues of $4,974 and $10,238 for the three and nine months ended September 30, 2005, respectively. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the three and nine months ended September 30, 2006 were $5,985 and $30,476 respectively, as compared to $13,309 and $40,059 for the three and nine months ended September 30, 2005 respectively. The decrease in expenses is primarily attributable to decreased legal expenses. For the three and nine months ended September 30, 2006, our net loss from operations was $(1,371) and $(15,219) respectively, as compared to a net loss from operations of $(8,335) and $(29,821) the three and nine months ended September 30, 2005 respectively.

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

Date: November 9, 2006


/s/Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    NORTH SHORE CAPITAL ADVISORS CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 9, 2006

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


Dated:  November 9, 2006