Form 10KSB
period 2006-12-31
North Shore Capital Advisors Corp.
filed 2007-03-26
CIK 1319647

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB


                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                     OR

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

     State issuer's revenues for its most recent fiscal year: $19,862

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 22, 2007, 282,350 shares of common stock, par value $.001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

Item 1. DESCRIPTION OF BUSINESS

Our Company

     North Shore Capital Advisors Corp. ("we" or "NSCA" or the "Company") is a financial services and management consulting firm which delivers hands-on business and financial consulting services including corporate advisory services, business development services, mergers & acquisitions, and divestitures, including business and asset valuations. Our focus is on small and emerging growth public and private companies that historically have not had the access to or resources to hire the larger, more established financial services and management consulting firms. As of the date hereof, the Company has only one part-time employee, its President, Steven Cohen. Mr. Cohen has substantial experience in the financial services industry, having spent over fifteen years at several major investment banking and financial services firms. See "Directors and Executive Officers, Promoters and Control Persons". The Company has three clients and, through December 31, 2006, has generated approximately $32,500 in revenues from operations. The Company's activities for its clients to date include advising one client with respect to merger candidates, seeking investment opportunities for a second client and general advisory work for all three of its clients. We provide or offer the following services:

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

     Since the beginning of 2005, NSCA has entered into financial services consulting agreements with three clients.

     We may seek acquisitions or mergers with other entities in our current area of business which are intended to enhance our value. In the event we are unable to identify suitable acquisition or merger candidates, we may elect to acquire or merge with an entity in a related or unrelated field.

     On March 13, 2007, the Company entered into a letter agreement (the "Agreement") with Harron, S.A. ("Harron") and Dan Mamane, the sole shareholder of Harron (the "Shareholder") pursuant to which Harron and the Shareholder agreed to enter into a share exchange agreement with the Company pursuant to which the Company will acquire (the "Transaction") all of the issued and outstanding capital stock of Harron in exchange for the issuance of 7,000,000 shares of the Company's common stock and 2,000,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") to the Shareholder. The Preferred Stock will automatically be converted into an additional 13,564,650 shares of the Company's common stock upon the filing by the Company of an amendment to its certificate of incorporation which increases the authorized shares of the Company's common stock to 50,000,000.

     In consideration for Harron and the Shareholder agreeing to enter into a share exchange agreement, one of the stockholders of the Company agreed to reimburse Harron for $100,000 of expenses incurred by Harron in connection with the share exchange agreement and the transactions contemplated thereby upon the execution of the Agreement and an additional $50,000 of such expenses upon the closing of the share exchange agreement. Harron and the Shareholder have agreed to use their commercially reasonable efforts to close the share exchange agreement by April 30, 2007. At the closing, it is anticipated that all of the present officers and directors of the Company will resign and the Shareholder will become the President and Chief Executive Officer of the Company pursuant to a five year employment agreement. The Company is negotiating with Harron and the Shareholder with respect to the share exchange agreement, and, therefore, any closing under that agreement is subject to the execution of a definitive agreement and the satisfaction of the closing conditions set forth therein.

     On March 15, 2007 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the foregoing.

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

     Since the beginning of 2005, NSCA has entered into financial services consulting agreements with three clients.

     NSCA believes that its business can grow in two ways. The first would be to expand internally by hiring more employees and entering into additional financial services consulting agreements. The second would be through acquisitions or mergers with other entities in its or related businesses. See "Description of Business - Our Company" for recent information concerning a potential share exchange agreement with Harron and its sole shareholder. NCSA anticipates funding this growth through a combination of debt and public and private equity.


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

     See  "Description  of  Business - Our  Company"  for  recent  information
concerning  a  potential  share  exchange   transaction   with  Harron  and  its
sole shareholder.

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

     One of our strategies for growth is the acquisition of businesses. See "Description of Business - Our Company" for recent information about a potential share exchange agreement with Harron and its sole shareholder. We may not be able to close the share exchange agreement or to find and consummate any other acquisition on terms and conditions reasonably acceptable to us. The acquisitions we do undertake may involve a number of special risks, including:
Diversion of management's attention; Potential failure to retain key acquired personnel; loss of capital we spend on an acquisition which fails to close; Assumptions of unanticipated legal liabilities and other problems; Difficulties of integrating systems, operations and cultures; and Amortization of acquired intangible assets.

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


     Several Principal Shareholders currently have substantial control over the Company.


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

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing in fiscal 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2007 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2008. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.


     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and exchange rules (although some are not, as of the date of this Annual Report, applicable to us), are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with
Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. We do not have any independent directors, audit committee, compensation committee, nominating committee, or code of ethics and other written corporate governance policies. Compliance with the above is time consuming and costly. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.



ITEM 2.  DESCRIPTION OF PROPERTIES


     NSCA has no properties and at this time has no agreements to acquire any properties. NSCA currently uses the office of its management at no cost. The amount of office space utilized by NSCA is considered insignificant. Management has agreed to continue this arrangement until such time as NSCA requires larger space. Management believes that office space will be available at reasonable rents when such space is needed.


ITEM 3.  LEGAL PROCEEDINGS


     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

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

     As of March 22, 2007, there were approximately 119 holders of record of NSCA's common stock.

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

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of December 31, 2006, NSCA had net working capital of approximately $23,418. For the year ended December 31, 2006 we had revenues of $19,862 as compared to revenues of $15,100 for the year ended December 31, 2005. The increase in revenue results from our client consulting agreements being in effect for all of 2006, where such agreements were only in effect for a portion of 2005. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the year ended December 31, 2006 were $36,625, as compared to $46,361 for the year ended December 31, 2005. The decrease in expenses is primarily attributable to decreased legal expenses. For the year ended December 31, 2006, our net loss from operations was $(16,763), as compared to a net loss from operations of $(31,261) for the year ended December 31, 2005, because of the increase in revenue and the decrease in expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement, as well as from revenues from our financial services consulting agreements. In addition, our principal stockholder has agreed to lend the Company up to $25,000. No such borrowings are currently outstanding under this agreement. We anticipate that as we expand, additional funds will be required.

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

        None.


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

ITEM 8B.  OTHER INFORMATION

         None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table lists, as of December 31, 2006, NSCA's directors, executive officers and key employees, as well as promoters and control persons of NSCA:

NAME               AGE              TITLE

Steven Cohen        44              President, Treasurer, Secretary & Director

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

Control Person

     Dov Perlysky, age 43, is the managing member of Nesher LLC, the manager of Krovim, LLC, which owns 39% of the Company's outstanding common stock. He has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the Private Client Group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund and a director of Pharma-Bio Serv, Inc., a pharmaceutical consulting company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 22, 2007, regarding the beneficial ownership of common stock by (1) each director and officer of NSCA; (2) each person or group known by NSCA to beneficially own 5% or more of the outstanding shares of common stock; and (3) all executive officers and directors of NSCA as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

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

(2)  Based on a total of 282,350 shares outstanding as of March 22, 2007.

(3) Does not include warrants to purchase 40,000, 440,000, 112,400, 100,400 and 80,000 shares of common stock beneficially owned by Mr. Cohen, Krovim LLC, Mrs. Katz, Mrs. Turkel and Mrs. Bell, respectively, each at an exercise price of $0.12 per share. These warrants are not exercisable until the date on which the closing price of the shares of NSCA's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

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

     In July 2004, the Company sold 25,000 shares of Common Stock to Ms. Davidowitz in exchange for $2,000 in cash and a note in the amount of $23,000 (the "Note"). The Note was paid in full in February, 2005. Ms. Davidowitz is the sole owner of Rivkalex, one of the Company's clients.



ITEM 13.  EXHIBITS


DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
-------
3.1      Certificate of Incorporation of NSCA*
3.2      Bylaws of NSCA*
4.1      Form of Warrant
10.1 Financial Services Consulting Agreement between NSCA and The Telmarc Group, LLC*
10.2 Financial Services Consulting Agreement between NSCA and Rivkalex Corp.*
10.3     Employment Agreement between NSCA and Steven Cohen*
10.4     Agreement between NSCA and Steven Cohen*
10.5     Agreement between NSCA and The Gorlin Companies*
10.6     Letter Agreement between NSCA and Krovim LLC dated June 18, 2005*
10.7     Escrow Agreement among NSCA and the founding stockholders of NSCA*
10.8 Agreement among NSCA, Harron, S.A., Dan Mamane and Rosalind Davidowitz effective March 13, 2007.*
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2005 and December 31, 2006 by our independent auditors:

                                  December 31, 2005          December 31, 2006
                                   -----------------       ----------------
(i)      Audit Fees                 $  24,503                  $ 25,000
(ii)     Audit Related Fees         $       0                  $      0
(iii)    Tax Fees                   $     320                  $      0
(iv)     All Other Fees             $       0                  $      0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2005 or 2006.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2006.

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


Date:  March 26, 2007
                          NORTH SHORE CAPITAL ADVISORS CORP.

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

    Signature      Title                                       Date
/s/ Steven Cohen   Chief Executive Officer,
    Steven Cohen   Chief Financial Officer and Director        March 26, 2007




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

     c. Evaluated the effectiveness of North Shore Capital Advisors Corp.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in North Shore Capital Advisors Corp.'s internal control over financial reporting that occurred during its most recent fiscal quarter (North Shore Capital Advisors Corp.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, North Shore Capital Advisors Corp.'s internal control over financial reporting.

     5. North Shore Capital Advisors Corp.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to North Shore Capital Advisors Corp.'s auditors and the audit committee of North Shore Capital Advisors Corp.'s board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect North Shore Capital Advisors Corp.'s ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in North Shore Capital Advisors Corp.'s internal control over financial reporting.

Date: March 26, 2007


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

March 26, 2007

   NORTH SHORE CAPITAL ADVISORS CORP. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of North Shore Capital Advisors Corp.


     We have audited the accompanying balance sheets of North Shore Capital Advisors Corp. as of December 31, 2005 and 2006, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital Advisors Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLPa
    New York, New York
    March 15, 2007

                          North Shore Capital Advisors Corp.
                                   Balance Sheets


                                                     As of December 31,
                                                   -----------------------

                                                2005                  2006

                                            -------------        -------------

 ASSETS

CURRENT ASSETS

   CASH                                         $46,718             $ 23,392
   ACCOUNTS RECEIVABLE                            5,000                6,000
                                            ----------------   ---------------
TOTAL ASSETS                                     51,718               29,392
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 11,537             $  5,974
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING
 282,350 SHARES AS OF
 DECEMBER 31, 2005 AND 2006                          28                   28

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322



 ACCUMULATED DEFICIT                            (43,169)             (59,932)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY                      40,181               23,418
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $51,718             $ 29,392
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations




                                   For the                         For the
                                 Year Ended                      Year Ended
                              December 31, 2005              December 31, 2006

                          -----------------------------------------------------

REVENUES:
 CONSULTING INCOME                    $    13,500               $   19,000
 INTEREST INCOME                            1,600                      862
                                     -----------------         ---------------
TOTAL REVENUES                             15,100                   19,862


GENERAL & ADMINISTRATIVE EXPENSES          46,361                   36,625
                                     -----------------         ----------------

NET LOSS                            $     (31,261)              $  (16,763)
                                     -----------------         ----------------
                                     -----------------         ----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $       (0.11)              $    (0.06)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED      276,065                  282,350
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                  North Shore Capital Advisors Corp.
         Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2005 and 2006


                                                                                      COMMON
                                                                      ADDITIONAL      STOCK                               TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN      SUBSCRIPTION       ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL      RECEIVABLE            DEFICIT         EQUITY
                                                                                                                       (DEFICIENCY)
                     --------          -------    --------------      -----------    ---------------      ----------    -----------
                   Shares Amount      Shares Amount  Shares
                     ---  ------     ------  ------  ------

BALANCE-
December 31, 2004     -   $-       225,000   $23     800,000             $25,977       $(23,000)         $(11,908)        $(8,908)

ISSUANCE
OF COMMON STOCK       -    -        57,350     5                          57,345                                           57,350

PROCEEDS FROM
COMMON STOCK
SUBSCRIPTION
RECEIVABLE                                                                               23,000                            23,000


NET LOSS                                                                                                   (31,261)       (31,261)

                      ------------------------------------------------------------------------------------------------------------
BALANCE-
December 31, 2005     -    -       282,350    28    800,000                83,322           --             (43,169)        40,181
                     ---  ---     --------  ----   ---------             ---------       --------          ----------     ---------



NET LOSS                                                                                                   (16,763)        (16,763)

                      -------------------------------------------------------------------------------------------------------------

BALANCE -
DECEMBER 31, 2006     -    $-      282,350  $28     800,000               $83,322           --            $(59,932)        $23,418

                     ---  ---     --------  ----   ---------             ---------       --------          ----------    ---------
                     ---  ---     --------  ----   ---------             ---------       --------          ----------    ---------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                        Statements of Cash Flow
                   For the years ended December 31, 2005 and 2006



                                         For the Year            For the Year
                                      ended December 31,      ended December 31,
                                           2005                      2006

                                   --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                   $ (31,261)                $(16,763)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                           (5,000)                  (1,000)
Accrued Liabilities                              835                   (5,563)
                                         ---------------         --------------

NET CASH USED IN OPERATING ACTIVITIES       $(35,426)                 $(23,326)
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock        57,350                      --
Proceeds from stock subscription receivable   23,000                      --
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     80,350                      --
                                        ---------------          --------------


NET INCREASE (DECREASE) IN CASH             $ 44,924                 $(23,326)

CASH -- beginning of period                 $  1,794                 $ 46,718
                                        ---------------          --------------

CASH --  end of period                      $ 46,718                 $ 23,392
                                        ----------------         --------------







                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                       NORTH SHORE CAPITAL ADVISORS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     North Shore Capital Advisors Corp. (the "Company") was organized under the laws of the State of Delaware on June 29, 2004 to offer consulting and financial services. In 2005, the Company entered into its three financial services consulting agreements. The Company's clients are currently located in New York, New Jersey and Florida.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2006, no allowance is deemed necessary.

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


Loss Per Share


                         For the                     For the
                        Year Ended                  Year Ended
                     December 31, 2005           December 31, 2006

           Basic         $ (0.11)                     $ (0.06)

           Diluted       $ (0.11)                     $ (0.06)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2005 and December 31, 2006, the Company had net operating loss carryforwards of $43,169 and $59,932, respectively, available to reduce future taxable income expiring through 2026. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $18,131 and $24,718 has been fully reserved as of December 31, 2005 and December 31, 2006, respectively. The Company's valuation allowance increased by $6,587 during 2006. A reconcilliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:



                                 For the Year ended          For the Year ended
                                  December 31, 2005           December 31, 2006
                                 -----------------          -----------------------

(Loss) before income taxes      ($31,261)                    ($16,763)
                                ---------                    ---------
                                ---------                    ---------

Computed tax benefit at
statutory rate:

Federal                         ($10,629)      (34%)          ($5,699)       (34%)

State                             (2,501)       (8%)            ($888)        (5.3%)

Net Operating Loss
Valuation allowance               13,130         42%            6,587         39.3%
                                --------      ------         ---------        -------

Total tax benefit                 $ --           -%            $ --             --%

                                --------      -------        --------         -------
                                --------      -------        --------         -------


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


     As of December 31, 2005 and 2006 respectively, one of the Company's clients accounted for approximately 60% and 67% of the Company's accounts receivable and another client accounted for the balance. 95% of the Company's consulting income in the year ended December 31, 2006 is from these two clients, one of which accounted for 59% and 63% of the Company's revenues for the year ended December 31, 2005 and 2006, respectively, and 60% and 67% of the Company's accounts receivable as of December 31, 2005 and 2006, respectively.

NOTE G - SUBSEQUENT EVENT

     On March 13, 2007, the Company entered into a letter agreement (the "Agreement") with Harron, S.A. ("Harron") and Dan Mamane, the sole Shareholder of Harron (the "Shareholder") pursuant to which Harron and the Shareholder agreed to enter into a share exchange agreement with the Company pursuant to which the Company will acquire (the "Transaction") all of the issued and outstanding capital stock of Harron in exchange for the issuance of 7,000,000 shares of the Company's common stock and 2,000,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") to the Shareholder. The Preferred Stock will automatically be converted into an additional 13,564,650 shares of the Company's common stock upon the filing by the Company of an amendment to its certificate of incorporation which increases the authorized shares of the Company's common stock to 50,000,000.

     In consideration for Harron and the Shareholder agreeing to enter into a share exchange agreement, one of the stockholders of the Company agreed to reimburse Harron for $100,000 of expenses incurred by Harron in connection with the share exchange agreement and the transactions contemplated thereby upon the execution of the Agreement and an additional $50,000 of such expenses upon the closing of the share exchange agreement.

     At the closing, it is anticipated that all of the present officers and directors of the Company will resign and the Shareholder will become the President and Chief Executive Officer of the Company pursuant to a five year employment agreement.

     The Company is negotiating with Harron and the Shareholder with respect to the share exchange agreement, and, therefore, any closing under that agreement is subject to the execution of a definitive agreement and the satisfaction of the closing conditions set forth therein.

     On March 15, 2007 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the foregoing.