Form 10QSB
period 2007-03-31
North Shore Capital Advisors Corp.
filed 2007-05-11
CIK 1319647

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of May 1, 2007 was 282,350.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                       NORTH SHORE CAPITAL ADVISORS CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED March 31, 2007


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance sheets
       as of March 31, 2007 (Unaudited)
       and December 31, 2006                                              3

       Statements of Operations for the three
       months ended March 31, 2006 and 2007 (Unaudited)                   4

       Statements of Cash Flows for the three
       months ended March 31, 2006 and 2007 (Unaudited)                   5

       Notes to Financial Statements (Unaudited)                          6

Item 2 - Management's Discussion and Analysis or Plan of Operation        9

Item 3 - Controls and Procedures                                         10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3 - Defaults upon Senior Securities                                 10

Item 4 - Submission of Matters to a Vote of Security Holders             10

Item 5 - Other Information                                               10

Item 6 - Exhibits and Reports on Form 8-K                                11

        Signatures                                                       12

                         North Shore Capital Advisors Corp.
                                Balance Sheets

                                              As of                As of
                                        December 31, 2006       March 31, 2007
                                                                 (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 23,392            $ 28,438
   ACCOUNTS RECEIVABLE                            6,000               3,000
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $ 29,392            $ 31,438
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  5,974             $ 17,121
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 282,350 SHARES
 AS OF December 31, 2006, AND                        28                   28
 March 31, 2007

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322

 ACCUMULATED DEFICIT                            (59,932)             (69,033)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      23,418               14,317
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $29,392             $ 31,438
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations
                                  (Unaudited)



                                                Three months ended
                                                -------------------
                                         March 31, 2006      March 31, 2007
                                      ------------------   ------------------



REVENUES:

  CONSULTING INCOME                        $  4,500            $  4,500
  OTHER INCOME                                  360                  98
                                           ----------         ------------
  TOTAL REVENUES                           $  4,860            $  4,598

General and Administrative
Expenses                                     18,530              13,699
                                           ----------         ------------
     NET LOSS                             $ (13,670)           $ (9,101)
                                           ----------         ------------
                                           ----------         ------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                         $   (0.05)           $  (0.03)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                     282,350             282,350
                                          -----------         ------------
                                          -----------         ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                         Statements of Cash Flow
                              (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                           March 31, 2006       March 31, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $ (13,670)             $(9,101)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                               3,500                3,000
Accrued Liabilities                               1,387               11,147
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          $ (8,783)             $ 5,046
                                              --------------      -----------


NET CASH PROVIDED BY INVESTING
  AND FINANCING ACTIVITIES                           ---                  ---
                                              --------------     ------------


NET INCREASE (DECREASE) IN CASH               $  (8,783)             $  5,046
CASH - beginning of period                       46,718                23,392
                                              --------------     ------------

CASH - end of period                          $  37,935              $ 28,438
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.

                         Notes to Financial Statements

                                March 31, 2007

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2007, and for the three months ended March 31, 2006 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2006 and 2007 and cash flows for the three months ended March 31, 2006 and 2007. The results of operations for the three months ended March 31, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 information has been derived from the audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2006.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of March 31, 2007 and December 31, 2006, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2007 and

December 31, 2006, the Company had net operating loss carryforwards of $69,033 and $59,932, respectively, available to reduce future taxable income expiring through 2026. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $28,295 and $24,718 has been fully reserved as of March 31, 2007 and December 31, 2006, respectively.

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been anti-dilutive. Accordingly, basic and dilutive loss per share are the same for the Company.


                                              Three months ended
                                              -------------------
                                    March 31, 2006        March 31, 2007
                                   ------------------    ------------------


   Basic                             $ (0.05)              $ (0.03)

   Diluted                           $ (0.05)              $ (0.03)


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

     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. For each of the three months ended March 31, 2006 and 2007, this related party accounted for $1,500 of the Company's revenues (33%). At March 31, 2006 and 2007, the Company had accounts receivable outstanding from this related party of $500 and $1,000 (33% and 33% of receivables), respectively.

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


     As of March 31, 2006 and 2007, one of the Company's clients accounted for approximately 67% of the Company's accounts receivable and another client accounted for the balance. All of the Company's consulting income in the three months ended March 31, 2006 and 2007 is from these two clients, one of whom accounted for 67% of the Company's revenues for each of the three months ended March 31, 2006 and 2007, and 67% of accounts receivable as of March 31, 2006 and 2007.

NOTE F - EXECUTION OF MATERIAL AGREEMENT

     On March 13, 2007, the Company entered into a letter agreement (the "Agreement") with Harron, S.A. ("Harron") and Dan Mamane, the sole Shareholder of Harron (the "Shareholder") pursuant to which Harron and the Shareholder agreed to enter into a share exchange agreement with the Company pursuant to which the Company will acquire (the "Transaction") all of the issued and outstanding capital stock of Harron in exchange for the issuance of 7,000,000 shares of the Company's common stock and 2,000,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") to the Shareholder. The Preferred Stock will automatically be converted into an additional 13,564,650 shares of the Company's common stock upon the filing by the Company of an amendment to its certificate of incorporation which increases the authorized shares of the Company's common stock to 50,000,000. Harron is a consumer electronics company based in Switzerland.

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

     The Company is negotiating with Harron and the Shareholder with respect to the share exchange agreement, and, therefore, any closing under that agreement is subject to the execution of a definitive agreement and the satisfaction of the closing conditions set forth therein. Among the closing conditions that have not yet been satisfied is the delivery of Harron's audited financial statements for the years ended December 31, 2005 and 2006.

     On March 15, 2007 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the foregoing.

Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     North Shore Capital Advisors Corp. ("NSCA") was formed on June 29, 2004 as a Delaware corporation. As of March 31, 2007, NSCA had net working capital of $14,317. For the three months ended March 31, 2007 we had revenues of $4,598, as compared to revenues of $4,860 for the three months ended March 31, 2006. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the three months ended March 31, 2007 were $13,699, as compared to $18,530 for the three months ended March 31, 2006. The decrease in expenses is primarily attributable to decreased legal expenses and decreased expenses associated with printing stock certificates. For the three months ended March 31, 2007, our net loss from operations was $(9,101), as compared to a net loss from operations of $(13,760) for the three months ended March 31, 2006.

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

     For other risk factors relating to the Company see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.


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

Date: May 11, 2007


/s/Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    NORTH SHORE CAPITAL ADVISORS CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 11, 2007

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


Dated:  May 11, 2007