Form 10QSB
period 2007-06-30
North Shore Capital Advisors Corp.
filed 2007-08-13
CIK 1319647

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of August 1, 2007 was 282,350.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                           NORTH SHORE CAPITAL ADVISORS CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2007


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance Sheets
       as of June 30, 2007 (Unaudited)
       and December 31, 2006                                              3

       Statements of Operations for the three and six
       months ended June 30, 2006 and 2007 (Unaudited)                    4

       Statements of Cash Flows for the  six
       months ended June 30, 2006 and 2007 (Unaudited)                    5

       Notes to Financial Statements (Unaudited)                          6

Item 2 - Management's Discussion and Analysis or Plan of Operation        9

Item 3 - Controls and Procedures                                         10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3 - Defaults upon Senior Securities                                 10

Item 4 - Submission of Matters to a Vote of Security Holders             10

Item 5 - Other Information                                               10

Item 6 - Exhibits and Reports on Form 8-K                                11

        Signatures                                                       12

                         North Shore Capital Advisors Corp.
                                  Balance Sheets

                                              As of                  As of
                                        December 31, 2006        June 30, 2007
                                                                  (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 23,392            $ 18,149
   ACCOUNTS RECEIVABLE                            6,000               7,500
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 29,392            $ 25,649
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  5,974             $ 12,953
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 282,350 SHARES
 AS OF December 31, 2006, AND                        28                   28
 June 30, 2007

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322

 ACCUMULATED DEFICIT                            (59,932)             (70,654)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      23,418               12,696
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $29,392             $ 25,649
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations
                                  (Unaudited)



                                  Three months ended                       Six months ended
                                 -------------------                       ----------------
                        June 30, 2006        June 30, 2007          June 30, 2006        June 30, 2007
                      ----------------    ------------------      -----------------   ----------------


REVENUES:

  CONSULTING INCOME       $  5,500            $  4,500                  $ 10,000            $  9,000
  OTHER INCOME                 283                 105                       643                 203
                          ----------         ------------             -----------          ------------
  TOTAL REVENUES          $  5,783            $  4,605                  $ 10,643            $  9,203

General and Administrative
Expenses                     5,961               6,226                    24,491              19,925
                          ----------         ------------             -----------          ------------
     NET LOSS            $    (178)           $ (1,621)                 $(13,848)           $(10,722)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

LOSS PER COMMON SHARE
BASIC AND DILUTED        $   (0.00)           $  (0.01)                $  (0.05)            $  (0.04)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED    282,350             282,350                  282,350              282,350
                         -----------         ------------             -----------          ------------
                         -----------         ------------             -----------          ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS




                   North Shore Capital Advisors Corp.
                         Statements of Cash Flow
                              (Unaudited)


                                                 SIX MONTHS ENDED
                                                ------------------
                                             June 30, 2006       June 30, 2007
                                          ------------------   ----------------





CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $ (13,848)            $(10,722)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (1,000)              (1,500)
Accrued Liabilities                                (557)               6,979
                                              --------------      -----------


NET CASH USED IN OPERATING ACTIVITIES         $ (15,405)             $(5,243)
                                              --------------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              ---                  ---
Proceeds from Common Stock
 subscription receivable                            ---                  ---
                                              --------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           ---                  ---
                                              --------------     ------------


NET INCREASE (DECREASE) IN CASH               $ (15,405)              $(5,243)
CASH - beginning of period                       46,718                23,392
                                              --------------     ------------

CASH - end of period                          $  31,313              $ 18,149
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.

                         Notes to Financial Statements

                               June 30, 2007

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2006 and 2007 and cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 information has been derived from the audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2006.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of June 30, 2007 and December 31, 2006, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At June 30, 2007 and December 31, 2006, the Company had net operating loss carryforwards of $70,654 and $59,932, respectively, available to reduce future taxable income expiring through 2026. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $28,932 and $24,718 has been fully reserved as of June 30, 2007 and December 31, 2006, respectively.


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



                        Three months ended                       Six months ended
                       -------------------                       ----------------
               June 30, 2006       June 30, 2007            June 30, 2006      June 30, 2007
              ----------------   ------------------      -----------------   ----------------

   Basic       $ (0.00)              $ (0.01)                $ (0.05)            $ (0.04)

   Diluted     $ (0.00)              $ (0.01)                $ (0.05)            $ (0.04)







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


     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. For the six months ended June 30, 2006 and 2007, this related party accounted for $3,000 and $3,000 of the Company's revenues (30% and 33% of revenues), respectively. At
June 30, 2006 and 2007, the Company had accounts receivable outstanding from this related party of $2,000 and $2,500 (33% and 33% of receivables), respectively.

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

     90% and all of the Company's consulting revenues in the six months ended June 30, 2006 and 2007, respectively, is from two clients, one of whom accounted for 60% and 67% of the Company's revenues for the six months ended June 30, 2006 and 2007, respectively, and 67% of the Company's accounts receivable as of June 30, 2006 and 2007.

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

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of June 30, 2007, NSCA had net working capital of $12,696. For the three and six months ended June 30, 2007 we had revenues of $4,605 and $9,203 respectively, as compared to revenues of $5,783 and $10,643 for the three and six months ended June 30, 2006, respectively. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the three and six months ended June 30, 2007 were $6,226 and $19,925 respectively, as compared to $5,961 and $24,491 for the three and six months ended June 30, 2006 respectively. The decrease in expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily attributable to decreased administrative expenses, including the printing of stock certificates. For the three and six months ended June 30, 2007, our net loss from operations was $(1,621) and $(10,722) respectively, as compared to a net loss from operations of $(178) and $(13,848) the three and six months ended June 30, 2006 respectively.

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

     b. Evaluated the effectiveness of North Shore's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in North Shore's internal control over financial reporting that occurred during North Shore's most recent fiscal quarter (North Shore's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, North Shore's internal control over financial reporting.

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

Date: August 13, 2007


/s/Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    NORTH SHORE CAPITAL ADVISORS CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2007

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


Dated:  August 13, 2007