Form 10KSB
period 2007-12-31
North Shore Capital Advisors Corp.
filed 2008-03-27
CIK 1319647

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB


                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-51245

                         NORTH SHORE CAPITAL ADVISORS CORP.
                  (Name of Small Business Issuer in Its Charter)

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities  registered  pursuant to Section 12(g) of the Exchange Act:

        Common Stock, $0.0001 Par Value

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [  ].

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]      No  [  ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year: $18,267

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $1.00 paid to the registrant in the most recent purchase of shares of common stock by third party investors in the past, it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $64,150.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 27, 2008, 282,350 shares of common stock, par value $.001 per share, were outstanding.

                Documents Incorporated by Reference
                               None

Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

    FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of North Shore Capital Advisors Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Description of Business," "Management's Discussion and Analysis" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. DESCRIPTION OF BUSINESS

Our Company

     North Shore Capital Advisors Corp. ("we", "us" or "NSCA" or the "Company") is a financial services and management consulting firm which delivers hands-on business and financial consulting services including corporate advisory services, business development services, mergers & acquisitions, and divestitures, including business and asset valuations. Our focus is on small and emerging growth public and private companies that historically have not had the access to or resources to hire the larger, more established financial services and management consulting firms. As of the date hereof, the Company has only one part-time employee, its President, Steven Cohen. Mr. Cohen has substantial experience in the financial services industry, having spent over fifteen years at several major investment banking and financial services firms. See "Directors and Executive Officers, Promoters and Control Persons". The Company has three clients and, from inception through December 31, 2007, has generated approximately $50,800 in revenues from operations. The Company's activities for its clients to date include advising one client with respect to merger candidates, seeking investment opportunities for a second client and general advisory work for all three of its clients. We provide or offer the following services:

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

     In consideration for Harron and the Shareholder agreeing to enter into a share exchange agreement, one of the stockholders of the Company agreed to reimburse Harron for $100,000 of expenses incurred by Harron in connection with the share exchange agreement and the transactions contemplated thereby upon the execution of the Agreement and an additional $50,000 of such expenses upon the closing of the share exchange agreement. At the closing, it is anticipated that all of the present officers and directors of the Company will resign and the Shareholder will become the President and Chief Executive Officer of the Company pursuant to a five year employment agreement. The Company is negotiating with Harron and the Shareholder with respect to the share exchange agreement, and, therefore, any closing under that agreement is subject to the execution of a definitive agreement and the satisfaction of the closing conditions set forth therein. Among the closing conditions that have not been satisfied is the delivery of Harron's audited financial statements for the years ended December 31, 2006 and 2007.

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

Historical Operations


     NSCA was organized in the State of Delaware in 2004. Since its formation NSCA has raised an aggregate $83,350 from the sale of NSCA Stock to its founders and in a private placement which closed in February 2005 (the "Private Placement"). The Private Placement was effected pursuant to an exemption from registration set forth in Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). Prior to the commencement of the Company's Private Placement, the Company filed a Registration Statement on Form U-7 (the "Registration Statement") with the State of Nevada, which underwent review by the Securities Division of the Nevada Secretary of State, Pursuant to such review, the Company received and responded to comments with respect to the Registration Statement from the Securities Division and the Registration Statement was declared effective on October 13, 2004. At the time of the Private Placement, the Company was not:

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

Selection of Business Opportunities

     NSCA anticipates that in the event that it is unable to grow internally, it may elect to seek a business opportunity. The selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help the Company find an acquisition candidate for the following reasons: facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the financial services and management consulting industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

     The Harron  Transaction has been delayed and may never close.

     The Agreement with Haron was executed on March 13, 2007 but the transaction has not yet closed. No assurance can be given that such Transaction will close and if it does not close, we will need to continue to grow our business or enter into another acquisition.

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


     These factors include competitors entering the financial services or management consulting market, changes in earnings estimates or recommendations by securities analysts, developments in our industry, and general market conditions and other factors, including factors unrelated to our own operating performance.

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

     Six principal shareholders (including our President) own 218,200 shares of Common Stock, which represents 77.3% of the outstanding NSCA Stock. Consequently, they will be able to control the direction of the Company. These shareholders also own 772,800 warrants to purchase NSCA Stock at an exercise price of $0.12 per share. The warrants owned by these shareholders are held in escrow and are not exercisable until the date on which the closing price of the shares of NSCA's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

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

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing in fiscal 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2007 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2009. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

    Because we may be subject to the "penny stock" rules, you may have difficulty in selling our common stock.

     If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock may be subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

     According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

o    "Boiler  room"   practices   involving  high  pressure  sales  tactics  and
     unrealistic price projections by inexperienced sales persons;

o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     As an issuer of "penny stock' the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

     Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon a claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

     The exercise of outstanding warrants may have a dilutive effect on the price of our common stock.

     To the extent that outstanding warrants are exercised, dilution to our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

     Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

     Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

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

PART II

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

     As of March 27, 2008, there were approximately 119 holders of record of NSCA's common stock.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     We are a New York based company formed in 2004 to provide business and financial consulting services including corporate advisory services, business development services, mergers and acquisitions and divestitures, including business and asset valuations.

     Our business has been dependent upon a small number of clients. During the year ended December 31, 2007 we had only three clients.

We do not believe that our business is seasonal.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by us include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented by us approximate their fair value due to their short-term nature.

Revenue Recognition

     We recognize revenue from our agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. No upfront fees are received and consequently we are not required to defer revenue.

Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2007, no allowance was deemed necessary.


Income Taxes

     We follow the  provisions  of Statement of Financial  Accounting  Standards
Board No. 109, "Account for Income Taxes," and Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an Interpretation of FASB Statement No. 109 (FIN 48), which require the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Recent Accounting Pronouncements

     Management does not believe that any recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     NSCA was formed on June 29, 2004 as a Delaware corporation. As of December 31, 2007, NSCA had net working capital of approximately $12,490. For the year ended December 31, 2007 we had revenues of $18,267 as compared to revenues of $19,862 for the year ended December 31, 2006. The decrease in revenue results primarily from the Company not completing any consulting work for one of its clients in 2007 compared to 2006. Such revenue was derived from our three consulting agreements and interest income on our cash balances. Expenses for the year ended December 31, 2007 were $29,195, as compared to $36,625 for the year ended December 31, 2006. The decrease in expenses is primarily attributable to a decrease in accounting expenses. For the year ended December 31, 2007, our net loss from operations was $(10,928) as compared to a net loss from operations of $(16,763) for the year ended December 31, 2006, because the decrease in expenses more than offsets the decrease in revenues.


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

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (who is also our Chief Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management with the participation of our Chief Executive Officer who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act. Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

       (b) Changes in Internal Controls

     There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     This annual report does not include on attestation report of our certified public accounting firm regarding internal control and financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table lists, as of December 31, 2007, NSCA's directors, executive officers and key employees, as well as promoters and control persons of NSCA:

NAME               AGE              TITLE

Steven Cohen        45              President, Treasurer, Secretary & Director

     Mr. Cohen is the President, Treasurer, Secretary and Director of NSCA. He is also a Principal of Gold Coast Advisors, LLC, an independent, fee-based registered investment advisory firm headquartered in New York. Gold Coast Advisors began operations in 2002 and provides comprehensive wealth management services to high net worth individuals. From May, 2002 to April, 2004, Mr. Cohen was also Senior Vice President - Head of Sales & Marketing at TradingLab, Inc., the structured products subsidiary of Italian Bank UniCredito Italiano. From 2001 to May 2002, Mr. Cohen was a financial advisor at AXA Advisors, LLC, a financial planning and investment firm. From 1999 to 2001, Mr. Cohen was
President and Co-founder of eFrontiers, Inc., a startup Internet wealth management firm. eFrontiers filed for protection under Chapter 7 of the U.S. Bankruptcy Code in December 2000. Mr. Cohen was a Vice President at Morgan Stanley Asset Management from 1998 to 1999 and from 1996 to 1998 was a Vice President - Product Development / Mergers & Acquisitions at Prudential Investments. Prior to Prudential, Mr. Cohen worked in Business Development and Product Marketing at Lehman Brothers. He received his B.S. in Finance and Accounting from the University of Buffalo in 1985 and a Masters in Business Administration (MBA) in Finance from New York University in 1992. Mr. Cohen is a Certified Financial Planner (CFP) and a Certified Public Accountant (CPA) and holds NASD Series 7, 24, 63 and 65 licenses.

     Mr. Cohen engages in other business activities. Accordingly, he will not devote his entire efforts or time to the affairs of NSCA. Currently, he devotes such amount of his business time to the affairs of NSCA as is necessary to fulfill it obligations, which, it is estimated, will not exceed 50% of his business time until NSCA's business expands further.

Control Person

     Dov Perlysky, age 44, is the managing member of Nesher LLC, the manager of Krovim, LLC, which owns 39% of the Company's outstanding common stock. He has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the Private Client Group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund and a director of Pharma-Bio Serv, Inc., a pharmaceutical consulting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Such executive officers, directors and stockholders have furnished to us copies of such reports. To our knowledge, based solely upon the review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with applicable Section 16 (a) reporting requirements in a timely manner.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 27, 2008, regarding the beneficial ownership of Common Stock by (1) each director and officer of NSCA; (2) each person or group known by NSCA to beneficially own 5% or more of the outstanding shares of Common Stock; and (3) all executive officers and directors of NSCA as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

NAME AND ADDRESS                AMOUNT OF                         PERCENTAGE OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP                    OUTSTANDING
                                                                SHARES OWNED (1)
-------------------------  ---------------------               ----------------
Steven Cohen                  10,000 shares (2)                      3.5%
20 Marlin Lane
Port Washington, New York 11050

Krovim LLC                    110,000 shares (2)                    39.0%
Nesher LLC, Manager
Dov Perlysky, Member (3)
P.O. Box 339
Lawrence, New York 11559

Alison Bell                    20,000 shares (2)                     7.1%
1035 Fifth Avenue
New York, New York 10028

Rosalind Davidowitz            25,000 shares                         8.9%
7 Sutton Place South
Lawrence, New York 11556

Pamela Turkel                  25,100 shares (2)                     8.9%
440 East 23rd Street
New York, New York 10010

Pamela Katz                    28,100 shares (2)                     9.95%
One Leeds Drive
Port Washington, New York 11050


All officers and directors
as a group (1 person)          10,000 shares (2)                     3.5%

     -----------

(1)  Based on a total of 282,350 shares outstanding as of March 27, 2008.

(2) Does not include warrants to purchase 40,000, 440,000, 112,400, 100,400 and 80,000 shares of common stock beneficially owned by Mr. Cohen, Krovim LLC, Mrs. Katz, Mrs. Turkel and Mrs. Bell, respectively, each at an exercise price of $0.12 per share. These warrants are not exercisable until the date on which the closing price of the shares of NSCA's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

(3) All of such shares are owned by Krovim LLC. Mr. Perlysky is the managing member of the manager of Krovim LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has issued 110,000 shares of its Common Stock and warrants to purchase an additional 440,000 shares of Common Stock at $0.12 per share to Krovim LLC, a stockholder, in exchange for an aggregate of $550. In addition, Krovim has agreed to loan the Company up to $25,000. Any borrowings under this agreement will bear interest at the rate of prime plus 2% per annum. No such borrowings are currently outstanding.

     The Company sold (i) 10,000 shares of Common Stock and 40,000 Warrants to its President, Steven Cohen, in exchange for an aggregate of $50; (ii) 28,100 shares of Common Stock and 112,400 Warrants to Mrs. Katz, a stockholder, in exchange for an aggregate of $140, (iii) 25,100 shares of Common Stock and 100,400 Warrants to Mrs. Turkel, a stockholder, in exchange for an aggregate of $125.50 and (iv) 20,000 shares of Common Stock and 80,000 Warrants to Mrs. Bell, a stockholder, in exchange for an aggregate of $100.

     In July 2004, the Company sold 25,000 shares of Common Stock to Ms. Davidowitz, a stockholder, in exchange for $2,000 in cash and a note in the amount of $23,000 (the "Note"). The Note was paid in full in February, 2005. Ms. Davidowitz is the sole owner of Rivkalex, one of the Company's clients. In each of the years ended December 31, 2007 and December 31, 2006, the Company received consulting revenue of $6,000 from Rivkalex.

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


* previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2007 and December 31, 2006 by our independent auditors:

                                  December 31, 2007         December 31, 2006
                                   -----------------       ----------------
(i)      Audit Fees                 $  22,000                  $ 25,000
(ii)     Audit Related Fees         $       0                  $      0
(iii)    Tax Fees                   $       0                  $      0
(iv)     All Other Fees             $       0                  $      0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2006 or 2007.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2007.

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

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2008
                          NORTH SHORE CAPITAL ADVISORS CORP.

                      /s/ Steven Cohen
                          Steven Cohen
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature      Title                                       Date
/s/ Steven Cohen   Chief Executive Officer,
    Steven Cohen   Chief Financial Officer and Director        March 27, 2008




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

Date: March 27, 2008


/s/ Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                       NORTH SHORE CAPITAL ADVISORS CORP.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2008

   NORTH SHORE CAPITAL ADVISORS CORP. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of North Shore Capital Advisors Corp.


     We have audited the accompanying balance sheets of North Shore Capital Advisors Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital Advisors Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
    New York, New York
    March 24, 2008

                          North Shore Capital Advisors Corp.
                                   Balance Sheets


                                                     As of December 31,
                                                   -----------------------

                                                2007                  2006

                                            -------------        -------------

 ASSETS

CURRENT ASSETS

   CASH                                         $14,094             $ 23,392
   ACCOUNTS RECEIVABLE                            6,000                6,000
                                            ----------------   ---------------
TOTAL ASSETS                                     20,094               29,392
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  7,604             $  5,974
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING
 282,350 SHARES AS OF
 DECEMBER 31, 2006 AND 2007                          28                   28

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322



 ACCUMULATED DEFICIT                            (70,860)             (59,932)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY                      12,490               23,418
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $20,094             $ 29,392
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                            Statements of Operations




                                         For the                   For the
                                        Year Ended                Year Ended
                                     December 31, 2007        December 31, 2006

                          -----------------------------------------------------

REVENUES:
 CONSULTING INCOME                    $    18,000               $   19,000
 INTEREST INCOME                              267                      862
                                     -----------------         ---------------
TOTAL REVENUES                             18,267                   19,862


GENERAL & ADMINISTRATIVE EXPENSES          29,195                   36,625
                                     -----------------         ----------------

NET LOSS                            $     (10,928)              $  (16,763)
                                     -----------------         ----------------
                                     -----------------         ----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $       (0.04)              $     (0.06)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED      282,350                  282,350
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                  North Shore Capital Advisors Corp.
         Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2007 and 2006



                                                                      ADDITIONAL                          TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN         ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL            DEFICIT         EQUITY
                                                                                                       (DEFICIENCY)
                     --------          -------    --------------      -----------         ----------    -----------
                   Shares Amount      Shares Amount  Shares
                     ---  ------     ------  ------  ------

BALANCE-
January 1, 2006       -   $-       282,350   $28     800,000             $83,322         $(43,169)      $(40,181)


NET LOSS                                                                                  (16,763)       (16,763)

                      ------------------------------------------------------------------------------------------------------------
BALANCE-
December 31, 2006     -    -       282,350    28    800,000               83,322          (59,932)        23,418
                     ---  ---     --------  ----   ---------             ---------       ----------      ---------



NET LOSS                                                                                  (10,928)       (10,928)

                      -----------------------------------------------------------------------------------------------------------

BALANCE -
DECEMBER 31, 2007     -    $-      282,350  $28     800,000               $83,322         $(70,860)      $12,490

                     ---  ---     --------  ----   ---------             ---------        ----------    ---------
                     ---  ---     --------  ----   ---------             ---------        ----------    ---------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                        Statements of Cash Flow
                   For the years ended December 31, 2007 and 2006



                                         For the Year            For the Year
                                      ended December 31,      ended December 31,
                                           2007                      2006

                                   --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                   $ (10,928)                $(16,763)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                               -0-                  (1,000)
Accrued Liabilities                            1,630                   (5,563)
                                         ---------------         --------------

NET CASH USED IN OPERATING ACTIVITIES       $ (9,298)                ($23,326)
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           ---                      --
Proceeds from stock subscription receivable      ---                      --
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        ---                      --
                                        ---------------          --------------


NET INCREASE (DECREASE) IN CASH             $ (9,298)                $(23,326)

CASH -- beginning of period                 $ 23,392                 $ 46,718
                                        ---------------          --------------

CASH --  end of period                      $ 14,094                 $ 23,392
                                        ----------------         --------------







                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                       NORTH SHORE CAPITAL ADVISORS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007

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

        Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

         Revenue Recognition

     The Company recognizes revenue from its financial consulting agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. No up-front fees are received and consequently, the Company is not required to defer revenue.

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2007, no allowance is deemed necessary.

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

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

Loss Per Share
                         For the                     For the
                        Year Ended                  Year Ended
                     December 31, 2007           December 31, 2006

           Basic         $ (0.04)                     $ (0.06)

           Diluted       $ (0.04)                     $ (0.06)

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

     In February 2007, the FASB issued Statement of Financial Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial
Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 141R to have an effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

     In March 2007, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2007 and December 31, 2006, the Company had net operating loss carryforwards of $70,860 and $59,932, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $29,013 and $24,718 has been fully reserved as of December 31, 2007 and December 31, 2006, respectively. The Company's valuation allowance increased by $4,295 during 2007. A reconcilliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                 For the Year ended          For the Year ended
                                  December 31, 2007           December 31, 2006
                                 -----------------          -----------------------

(Loss) before income taxes      ($10,298)                    ($16,763)
                                ---------                    ---------
                                ---------                    ---------

Computed tax benefit at
statutory rate:

Federal                         ($ 3,715)      (34%)          ($5,699)       (34%)

State                              ($579)     (5.3%)            ($889)        (5.3%)

Surtax exemption                   2,076      19.0%             3,185         19.0%

Net Operating Loss
Valuation allowance              $ 2,218      20.3%            $3,403         20.3%
                                --------      ------         ---------      -------

Total tax benefit                 $ --          --%            $ --            --%

                                --------      -------        --------       -------
                                --------      -------        --------       -------


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

     As of December 31, 2006 and 2007 respectively, one of the Company's clients accounted for approximately 67% of the Company's accounts receivable and another client accounted for the balance. 95% and 100% of the Company's consulting income in the years ended December 31, 2006 and December 31, 2007, respectively, is from these two clients, one of which accounted for 67% of the Company's revenues for each of the years ended December 31, 2006 and 2007, and 67% of the Company's accounts receivable as of December 31, 2006 and 2007.