Form 10-Q
period 2008-06-30
North Shore Capital Advisors Corp.
filed 2008-08-14
CIK 1319647

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the issuer's class of Common Stock as of August 8, 2008 was 282,350.

                       NORTH SHORE CAPITAL ADVISORS CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1 Condensed Financial Statements

       Balance Sheets
       as of June 30, 2008 (Unaudited)
       and December 31, 2007                                              3

       Statements of Operations for the three and six
       months ended June 30, 2008 and 2007 (Unaudited)                    4

       Statements of Cash Flows for the six
       months ended June 30, 2008 and 2007 (Unaudited)                    5

       Notes to Financial Statements (Unaudited)                          6

Item 2 - Management's Discussion and Analysis or Plan of Operation       10

Item 3 - Quantative and Qualitative Disclosures About Market Risk        11

Item 4T- Controls and Procedures                                         11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     11

Item 3 - Defaults upon Senior Securities                                 11

Item 4 - Submission of Matters to a Vote of Security Holders             11

Item 5 - Other Information                                               12

Item 6 - Exhibits and Reports on Form 8-K                                12

        Signatures                                                       13

                         North Shore Capital Advisors Corp.
                           Condensed Balance Sheets



                                              As of
                                           June 30, 2008          As of
                                            (unaudited)       December 31, 2007
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 13,690            $ 14,094
   ACCOUNTS RECEIVABLE                            7,500               6,000
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $ 21,190            $ 20,094
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 16,237             $  7,604
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 282,350 SHARES
 AS OF June 30, 2008, AND                            28                   28
 December 31, 2007

 ADDITIONAL PAID IN CAPITAL                      83,322               83,322

 ACCUMULATED DEFICIT                            (78,397)             (70,860)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                       4,953               12,490
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $21,190             $ 20,094
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.
                        Condensed Statements of Operations
                                  (Unaudited)


                                      Three months ended                  Six months ended
                                     -------------------                  ----------------
                              June 30, 2008      June 30, 2007        June 30, 2008    June 30, 2007
                              -------------      -------------        -------------    --------------

REVENUES:

  CONSULTING INCOME              $  4,500        $  4,500              $   9,000      $   9,000
  OTHER INCOME                         26             105                     54            203
                                 ----------     ------------          ----------      ----------
  TOTAL REVENUES                 $  4,526        $  4,605              $   9,054      $   9,203

General and Administrative
Expenses                            4,559           6,226                 16,591         19,925
                                 ----------     ------------          ----------      ----------
     NET LOSS                   $     (33)       $ (1,621)            $   (7,537)     $ (10,722)
                                 ----------     ------------          ----------      ----------
                                 ----------     ------------          ----------      ----------

LOSS PER COMMON SHARE
BASIC AND DILUTED               $   (0.00)       $  (0.01)            $   (0.03)      $  (0.04)
                                 ----------     ------------          ----------      ----------
                                 ----------     ------------          ----------      ----------
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED            282,350         282,350              282,350        282,350
                                 -----------     ------------         ----------      ----------
                                 -----------     ------------         ----------      ----------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                   North Shore Capital Advisors Corp.
                   Condensed Statements of Cash Flow
                              (Unaudited)


                                                  SIX MONTHS ENDED
                                                 -----------------
                                           June 30, 2008        June 30, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $  (7,537)            $(10,722)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (1,500)              (1,500)
Accrued Liabilities                               8,633                6,979
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          $   (404)             $(5,243)
                                              --------------      -----------


NET CASH PROVIDED BY INVESTING
  AND FINANCING ACTIVITIES                           ---                  ---
                                              --------------     ------------


NET INCREASE (DECREASE) IN CASH                $   (404)             $ (5,243)
CASH - beginning of period                       14,094                23,392
                                              --------------     ------------

CASH - end of period                           $ 13,690              $ 18,149
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        North Shore Capital Advisors Corp.

                     Notes to Condensed Financial Statements

                                June 30, 2008
                                 (Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     North Shore Capital Advisors Corp. (the "Company") was organized under the laws of the State of Delaware on June 29, 2004 to offer consulting and financial services. The Company's clients are currently located in New York, New Jersey and Florida.

         Basis of Presentation

     The accompanying unaudited interim financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2007.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of June 30, 2008 and December 31, 2007, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At June 30, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $78,397 and $70,860, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $19,303 and $14,385, net of surtax exemption, has been fully reserved as of June 30, 2008 and December 31, 2007, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six and three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007 and June 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008 and 2007 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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


Fair Value Measurements

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 157.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

NOTE B - RELATED PARTY TRANSACTIONS

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

     In February 2005, the Company entered into a consulting agreement with a company whose sole shareholder is also a shareholder of the Company. For each of the three and six months ended June 30, 2008 and 2007, this related party accounted for $1,500 and $3,000, respectively, of the Company's revenues (33%). At June 30, 2008 and December 31, 2007, the Company had accounts receivable outstanding from this related party of $2,500 and $1,000, respectively, (33% of receivables).

NOTE C - COMMITMENTS

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

NOTE D - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

     As of June 30, 2008 and December 31, 2007, one of the Company's clients accounted for approximately 67% of the Company's accounts receivable and another client accounted for the balance. All of the Company's consulting income in the three and six months ended June 30, 2008 and 2007 is from these two clients, one of whom accounted for 67% of the Company's revenues in each period.

NOTE E - EXECUTION OF MATERIAL AGREEMENT

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

Note F - Recent Accounting Pronouncements

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

     In December 2007, the Financial Accounting Standards Board issued FAS 160 ("FAS 160"), Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

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

     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

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

     For the three and six months ended June 30, 2008 we had revenues of $4,526 and $9,054 respectively, as compared to revenues of $4,605 and $9,203, respectively, for the three and six months ended June 30, 2007, respectively. Such revenue was derived from our consulting agreements and interest income on our cash balances. The decline in revenue in 2008 resulted from less interest income on cash balances. Expenses for the three and six months ended June 30, 2008 were $4,559 and $16,591 respectively, as compared to $6,226 and $19,925, respectively, for the three and six months ended June 30, 2007. The decrease in expenses is primarily attributable to lower accounting expenses. For the three and six months ended June 30, 2008, our net loss from operations was $(33) and $(7,537), respectively, as compared to a net loss from operations of $(1,621) and $(10,722), respectively for the three and six months ended June 30, 2007, primarily attributable to lower accounting expenses.

     We do not believe our business is seasonal.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement. In addition, our principal stockholder has agreed to lend the Company up to $25,000. No such borrowings are currently outstanding under this agreement. We anticipate that if the Harron Transaction does not close, as we expand, additional funds will be required. As of June 30, 2008 we had net working capital of $4,953 as compared to net working capital of $12,696 on June 30, 2007.

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

     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: August 14, 2008


/s/Steven Cohen
Steven Cohen
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    NORTH SHORE CAPITAL ADVISORS CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of North Shore Capital Advisors Corp. (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2008

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


Dated:  August 14, 2008