Form 10KSB/A
period 2007-12-31
North Shore Capital Advisors Corp.
filed 2008-11-04
CIK 1319647

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                Documents Incorporated by Reference
                               None

Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

Explanatory Note

     North Shore Capital Advisors Corp. (the "Company") is filing this Amendment on Form 10-KSB/A for the fiscal year ended December 31, 2007 in order to amend and restate Item 8 A(T) - Controls and Procedures.

ITEM 8A(T).  CONTROLS AND PROCEDURES

     Management's  annual report on internal  control over financial  reporting.
     __________________________________________________________________________

     Our Chief Executive Officer ("CEO"), who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

     Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

     Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, who is also our Chief Financial Officer, concluded that, as of December 31, 2007, our internal controls over financial reporting were effective.

     Changes in Internal Control over Financial Reporting.
     ____________________________________________________

     Further, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company's fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Disclosure Controls and Procedures.
    ____________________________________

     Our management, under the supervision and with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that these controls and procedures were not effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC's rules and forms because we did not timely report our findings with respect to our the internal controls over financial reporting in our annual report, as such term is defined in Rule 13a-15(f). We have since that time identified the problem, filed our findings with respect to our internal controls over financial reporting, and we believe that as of the date of this report, our disclosure controls and procedures are effective.

     This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A(T) in this Report.

ITEM 13.  EXHIBITS

EXHIBIT NO.
----------

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


Date:  November 4, 2008
                          NORTH SHORE CAPITAL ADVISORS CORP.

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

    Signature      Title                                      Date
/s/ Steven Cohen   Chief Executive Officer,
    Steven Cohen   Chief Financial Officer and Director       November 4, 2008

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

Date: November 4, 2008


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

November 4, 2008